Form 10-Q
period 2012-03-31
Georgetown Bancorp, Inc.
filed 2012-06-28
CIK 1542299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-180018

GEORGETOWN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	80-0817763
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 East Main Street, Georgetown, MA	01833
(Address of principal executive office)	(Zip Code)

(978) 352-8600

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)                                                                                  Yes [X]  No [   ]

(2)                                                                                  Yes [   ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes_ No  X

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date:  Common Stock, $0.01 par value, no shares outstanding as of June 25, 2012.

EXPLANATORY NOTE

Georgetown Bancorp, Inc., a Maryland corporation (the “Company”), was formed to serve as the stock holding company for Georgetown Savings Bank as part of the mutual-to-stock conversion of Georgetown Bancorp, MHC.  As of March 31, 2012, the conversion had not been completed, and, as of that date, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature.  Accordingly, for informational purposes, the Quarterly Report for the quarter ended March 31, 2012 of Georgetown Bancorp, Inc., the current stock holding company for Georgetown Savings Bank, is attached as Exhibit 99 to this Quarterly Report.

PART I – FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

Not applicable. Please see the Explanatory Note.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Not applicable. Please see the Explanatory Note.

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

Not applicable. Please see the Explanatory Note.

Item 4.                                                           Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure (1) that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (2) that they are alerted in a timely manner about material information relating to the Company required to be filed in its periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                                                           Legal Proceedings

Not applicable. Please see the Explanatory Note.

Item 1A.                                                  Risk Factors

Not applicable. Please see the Explanatory Note.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable. Please see the Explanatory Note.

Item 3.                                                           Defaults Upon Senior Securities

Not applicable. Please see the Explanatory Note.

Item 4.                                                           Mine Safety Disclosures

Not applicable.

Item 5.                                                           Other Information

None

Item 6.                                                           Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Quarterly Report on Form 10-Q of Georgetown Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGETOWN BANCORP, INC.
(Registrant)

Date: June 27, 2012	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 27, 2012	/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)