Form 10-Q
period 2012-06-30
Georgetown Bancorp, Inc.
filed 2012-08-14
CIK 1542299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-35595

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X No    (2) Yes    No X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes_ No  X

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 1,940,298 shares outstanding as of August 8, 2012.

Form 10-Q

GEORGETOWN BANCORP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

-------------------------------------------------------------------------------------------

ASSETS

	At	At
	June 30,	December 31,
	2012	2011
	(Unaudited)
	(In thousands)

Cash and due from banks	$2,232	$9,598
Short-term investments	38,042	9,485
Total cash and cash equivalents	40,274	19,083

Securities available for sale, at fair value	7,176	4,174
Securities held to maturity, at amortized cost	1,945	2,322
Federal Home Loan Bank stock, at cost	2,861	3,111
Loans held for sale	1,435	769
Loans, net of allowance for loan losses of $1,553,000 at June 30, 2012 and $1,824,000 at December 31, 2011	151,328	161,120
Premises and equipment, net	3,862	3,882
Accrued interest receivable	626	627
Bank-owned life insurance	2,745	2,696
Other real estate owned	283	30
Prepaid FDIC insurance	290	362
Other assets	1,755	1,199

Total assets	$214,580	$199,375

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$166,594	$151,085
Securities sold under agreements to repurchase	-	573
Long-term Federal Home Loan Bank advances	25,100	25,121
Mortgagors’ escrow accounts	706	730
Accrued expenses and other liabilities	1,469	1,537
Total liabilities	193,869	179,046

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value per share: 1,000,000 shares authorized; none outstanding	-	-
Common stock, $0.10 par value per share: 10,000,000 shares authorized; 2,777,250 shares issued	278	278
Additional paid-in capital	11,514	11,496
Retained earnings	10,298	10,010
Accumulated other comprehensive income	152	134
Unearned compensation - ESOP (24,501 and 28,597 shares unallocated at June 30, 2012 and December 31, 2011, respectively)	(245)	(286)
Unearned compensation - Restricted stock (42,050 and 36,552 shares non-vested at June 30, 2012 and December 31, 2011, respectively)	(225)	(167)
Treasury stock, at cost (124,959 and 133,347 shares at June 30, 2012 and December 31, 2011, respectively)	(1,061)	(1,136)
Total stockholders’ equity	20,711	20,329

Total liabilities and stockholders’ equity	$214,580	$199,375

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

---------------------------------------------------------

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)

Interest and dividend income:
Loans, including fees	$2,161	$2,685	$4,412	$5,383
Securities	82	92	146	191
Short-term investments	13	-	19	-
Total interest and dividend income	2,256	2,777	4,577	5,574

Interest expense:
Deposits	230	413	513	830
Short-term Federal Home Loan Bank advances	-	2	-	7
Long-term Federal Home Loan Bank advances	217	231	435	478
Securities sold under agreements to repurchase	-	-	1	1
Total interest expense	447	646	949	1,316

Net interest income	1,809	2,131	3,628	4,258
Provision for loan losses	31	681	95	745
Net interest income, after provision for loan losses	1,778	1,450	3,533	3,513

Non-interest income:
Customer service fees	136	131	267	265
Mortgage banking income, net	162	43	288	110
Income from bank-owned life insurance	25	25	49	49
Other	6	(1)	8	-
Total non-interest income	329	198	612	424

Non-interest expenses:
Salaries and employee benefits	1,066	954	2,089	1,959
Occupancy and equipment expenses	217	182	431	385
Data processing expenses	124	108	245	217
Professional fees	113	104	214	209
Advertising expenses	88	71	175	158
FDIC insurance	38	54	77	101
Other general and administrative expenses	259	234	479	437
Total non-interest expenses	1,905	1,707	3,710	3,466

Income (loss) before income taxes	202	(59)	435	471

Income tax provision (benefit)	67	(39)	147	159

Net income (loss)	$135	$(20)	$288	$312

Weighted-average number of common shares outstanding:
Basic	2,668,498	2,646,420	2,663,281	2,641,606
Diluted	2,671,871	2,646,420	2,664,739	2,641,803

Earnings per share:
Basic	$0.05	$(0.01)	$0.11	$0.12
Diluted	$0.05	$(0.01)	$0.11	$0.12

Comprehensive income:

Net income (loss)	$135	$(20)	$288	$312

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	28	7	18	(17)

Comprehensive income (loss)	$163	$(13)	$306	$295

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

-----------------------------------------------------------------------------------------------------------------

(unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation-	Compensation-	Treasury
	Stock	Capital	Earnings	Income (Loss)	ESOP	Restricted Stock	Stock	Total
	(In thousands)

Balance at December 31, 2010	$278	$11,424	$8,999	$120	$(368)	$(100)	$(1,184)	$19,169

Comprehensive income:
Net income	-	-	312	-	-	-	-	312
Net unrealized loss on securities available for sale, net of related tax effects of $11,000	-	-	-	(17)	-	-	-	(17)

Common stock held by ESOP allocated or committed to be allocated (4,096 shares)	-	(13)	-	-	41	-	-	28

Restricted stock granted in connection with equity incentive plan (25,998 shares)	-	169	-	-	-	(169)	-	-

Forfeiture of restricted stock (7,650 shares)	-	(46)	-	-	-	46	-	-

Reissuance of treasury stock (5,796 shares)	-	(50)	-	-	-	-	50	-

Purchase of treasury stock (280 shares)	-	-	-	-	-	-	(2)	(2)

Share based compensation - options	-	11	-	-	-	-	-	11
Share based compensation - restricted stock	-	-	-	-	-	25	-	25

Balance at June 30, 2011	$278	$11,495	$9,311	$103	$(327)	$(198)	$(1,136)	$19,526

Balance at December 31, 2011	$278	$11,496	$10,010	$134	$(286)	$(167)	$(1,136)	$20,329

Comprehensive income:
Net income	-	-	288	-	-	-	-	288
Net unrealized gain on securities available for sale, net of related tax effects of $10,000	-	-	-	18	-	-	-	18

Common stock held by ESOP allocated or committed to be allocated (4,096 shares)	-	(12)	-	-	41	-	-	29

Restricted stock granted in connection with equity incentive plan (17,506 shares)	-	109	-	-	-	(109)	-	-

Forfeiture of restricted stock (2,250 shares)	-	(13)	-	-	-	13	-	-

Reissuance of treasury stock (9,758 shares)	-	(83)	-	-	-	-	83	-

Purchase of treasury stock (1,370 shares)	-	-	-	-	-	-	(8)	(8)

Share based compensation - options	-	17	-	-	-	-	-	17
Share based compensation - restricted stock	-	-	-	-	-	38	-	38

Balance at June 30, 2012	$278	$11,514	$10,298	$152	$(245)	$(225)	$(1,061)	$20,711

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------

(unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$288	$312
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	95	745
Amortization (accretion) of securities, net	2	(4)
Net change in loan fees and costs	(88)	(26)
Depreciation and amortization expense	138	129
Decrease in accrued interest receivable	1	66
Income from bank-owned life insurance	(49)	(49)
Stock-based compensation expense	84	64
Gain on sale of loans	(375)	(120)
Loans originated for sale	(18,288)	(4,732)
Proceeds from sale of loans	17,997	5,300
Decrease in prepaid FDIC insurance	72	93
Net change in other assets and liabilities	(634)	(549)
Net cash (used) provided by operating activities	(757)	1,229

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	1,174	1,755
Purchases	(4,152)	(983)
Maturities, prepayments and calls of securities held to maturity	379	475
Redemption of Federal Home Loan Bank stock	250	-
Loan originations, net	9,218	4,959
Principal balance of portfolio loans sold	314	-
Purchase of premises and equipment	(118)	(79)
Net cash provided by investing activities	7,065	6,127

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------

(unaudited)

(concluded)

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)
Cash flows from financing activities:
Net change in deposits	15,509	(263)
Net change in securities sold under agreements to repurchase	(573)	(69)
Net change in Federal Home Loan Bank advances with maturities of three months or less	-	(500)
Proceeds of Federal Home Loan Bank advances with maturities greater than three months	8,500	-
Repayments of Federal Home Loan Bank advances with maturities greater than three months	(8,521)	(3,030)
Net change in mortgagors’ escrow accounts	(24)	(10)
Purchase of vested restricted shares to treasury stock	(8)	(2)
Net cash provided (used) by financing activities	14,883	(3,874)

Net change in cash and cash equivalents	21,191	3,482

Cash and cash equivalents at beginning of period	19,083	3,298

Cash and cash equivalents at end of period	$40,274	$6,780

Supplementary information:
Interest paid on deposit accounts	$515	$829
Interest paid on borrowings	463	498
Income taxes paid	219	507
Loans transferred to other real estate owned	253	-

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)                                 Basis of Presentation

The accompanying unaudited financial statements of Georgetown Bancorp, Inc., a federal corporation, (the “Company”) were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2011 Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012. The consolidated financial statements include the accounts of Georgetown Savings Bank (the “Bank”) and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

(2)                                 Earnings Per Common Share

The Company has adopted the Earnings Per Share (“EPS”) guidance included in Accounting Standards Codification (“ASC”) 260-10. As presented below, basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For purposes of computing diluted EPS, the treasury stock method is used.

Treasury shares and unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income (loss) available to common stockholders	$135,000	$(20,000)	$288,000	$312,000

Basic common shares:
Weighted average shares outstanding	2,652,291	2,643,903	2,649,848	2,642,279
Less: Weighted average unallocated ESOP shares	(25,843)	(34,035)	(26,868)	(35,059)
Add: Weighted average unvested restricted stock shares with non-forfeitable dividend rights	42,050	36,552	40,301	34,386
Basic weighted average common shares outstanding	2,668,498	2,646,420	2,663,281	2,641,606

Dilutive potential common shares	3,373	-	1,458	197

Diluted weighted average common shares outstanding	2,671,871	2,646,420	2,664,739	2,641,803

Basic earnings (loss) per share	$0.05	$(0.01)	$0.11	$0.12

Diluted earnings (loss) per share	$0.05	$(0.01)	$0.11	$0.12

Options to purchase 56,492 shares, representing all outstanding options, were included in the computation of diluted earnings per share for the three and six month periods ended June 30, 2012.  Options to purchase 42,348 shares were not included in the computation of diluted earnings per share for the three months ended June 30, 2011 because to do so would have been antidilutive.  Of the 42,348 options to purchase shares, 21,748 were not included in the computation of diluted earnings per share for the six months ended June 30, 2011, because to do so would have been antidilutive.

(3)                                 Corporate Structure

In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized the Company as a federally-chartered corporation that owns 100% of the common stock of the Bank (in stock form); and (iii) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owned 56.7% of the Common Stock of the Company as of June 30, 2012. On November 28, 2011, the Boards of Directors of the Company, Georgetown Bancorp, MHC and the Bank each unanimously adopted a Plan of Conversion or Reorganization of the Mutual Holding Company pursuant to which Georgetown Bancorp, MHC undertook a “second-step” conversion and now ceases to exist. The Bank reorganized from a two-tier mutual holding company structure to a fully public stock holding company structure effective July 11, 2012, and, as a result, is now the wholly-owned subsidiary of Georgetown Bancorp, Inc., a Maryland corporation (“New Georgetown”).  Because the conversion occurred after June 30, 2012, the information included in this quarterly report is that of the Company.

(4)                                 Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. The Company’s adoption of this guidance did not have a material impact on its financial position or results of operation.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company’s adoption of this guidance did not have a material impact on its financial position or results of operation.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. An entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company’s adoption of this guidance did not have a material impact on its financial position or results of operation.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in this ASU are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not anticipate that the adoption of this guidance will have a material impact on its financial position or results of operation.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments in this update defer those changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 are not affected by this update. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company’s adoption of this guidance did not have a material impact on its financial position or results of operation.

(5)                                 Securities

A summary of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At June 30, 2012

Securities available for sale

Residential mortgage-backed securities	$6,940	$236	$-	$7,176

Securities held to maturity

Residential mortgage-backed securities	$1,945	$164	$-	$2,109

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At December 31, 2011

Securities available for sale

Government-sponsored enterprise obligations	$502	$1	$-	$503
Residential mortgage-backed securities	3,464	207	-	3,671

Total securities available for sale	$3,966	$208	$-	$4,174

Securities held to maturity

Residential mortgage-backed securities	$2,322	$184	$-	$2,506

All residential mortgage-backed securities have been issued by government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2012 are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)

Residential mortgage-backed securities	$6,940	$7,176	$1,945	$2,109

There were no sales of securities for the six months ended June 30, 2012 and 2011.

There were no securities with gross unrealized losses at June 30, 2012 and December 31, 2011.

(6)           Loans and Servicing

Loans

A summary of loans is as follows:

	At		At
	June 30,		December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One-to-four family	$65,727	43.06%	$62,613	38.46%
Home equity loans and lines of credit	16,302	10.68	17,118	10.51
Total residential mortgage loans	82,029	53.74	79,731	48.97

Commercial loans:
One-to-four family investment property	10,431	6.83	10,816	6.64
Multi-family real estate	9,556	6.26	13,037	8.01
Commercial real estate	27,343	17.91	25,399	15.60
Commercial business	7,138	4.68	10,137	6.23
Total commercial loans	54,468	35.68	59,389	36.48

Construction loans:
One-to-four family	7,011	4.59	11,941	7.33
Multi-family	8,530	5.59	10,656	6.55
Non-residential	138	0.09	629	0.39
Total construction loans	15,679	10.27	23,226	14.27

Consumer	470	0.31	451	0.28

Total loans	152,646	100.00%	162,797	100.00%

Other items:
Net deferred loan costs	235		147
Allowance for loan losses	(1,553)		(1,824)

Total loans, net	$151,328		$161,120

An analysis of the allowance for loan losses at June 30, 2012 and December 31, 2011 is below. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
	One-to-four family	Home equity loans and lines of credit	One-to-four family investment property	Multi-family real estate	Commercial real estate	Commercial business	One-to-four family	Multi-family	Non- residential	Consumer	Total
	(In thousands)
At June 30, 2012

Allowance for loan losses

Beginning Balance	$346	$341	$59	$98	$400	$234	$228	$98	$11	$9	$1,824
Charge-offs	(144)	(33)	-	-	-	(2)	(191)	-	-	(1)	(371)
Recoveries	5	-	-	-	-	-	-	-	-	-	5
Provision	104	(8)	(2)	(26)	26	(92)	119	(20)	(7)	1	95
Ending Balance	$311	$300	$57	$72	$426	$140	$156	$78	$4	$9	$1,553

Ending balance:
individually evaluated for impairment	$109	$13	$-	$-	$-	$20	$-	$-	$-	$-	$142

Ending balance:
collectively evaluated for impairment	$202	$287	$57	$72	$426	$120	$156	$78	$4	$9	$1,411

Loans

Ending Balance	$65,727	$16,302	$10,431	$9,556	$27,343	$7,138	$7,011	$8,530	$138	$470	$152,646

Ending balance:
individually evaluated for impairment	$1,016	$44	$-	$-	$310	$20	$767	$-	$-	$-	$2,157

Ending balance:
collectively evaluated for impairment	$64,711	$16,258	$10,431	$9,556	$27,033	$7,118	$6,244	$8,530	$138	$470	$150,489

At December 31, 2011

Allowance for loan losses

Beginning Balance	$233	$320	$60	$106	$431	$304	$93	$83	$6	$15	$1,651
Charge-offs	-	(741)	-	-	(10)	(3)	-	-	-	(34)	(788)
Recoveries	9	-	-	-	-	1	-	-	-	2	12
Provision	104	762	(1)	(8)	(21)	(68)	135	15	5	26	949
Ending Balance	$346	$341	$59	$98	$400	$234	$228	$98	$11	$9	$1,824

Ending balance:
individually evaluated for impairment	$185	$13	$-	$-	$-	$-	$121	$-	$-	$-	$319

Ending balance:
collectively evaluated for impairment	$161	$328	$59	$98	$400	$234	$107	$98	$11	$9	$1,505

Loans

Ending Balance	$62,613	$17,118	$10,816	$13,037	$25,399	$10,137	$11,941	$10,656	$629	$451	$162,797

Ending balance:
individually evaluated for impairment	$898	$13	$-	$-	$314	$-	$1,168	$1,269	$-	$-	$3,662

Ending balance:
collectively evaluated for impairment	$61,715	$17,105	$10,816	$13,037	$25,085	$10,137	$10,773	$9,387	$629	$451	$159,135

The following is a summary of past-due and non-accrual loans at June 30, 2012 and December 31, 2011. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
At June 30, 2012:

Residential loans:
One-to-four family	$315	$-	$552	$867	$64,860	$65,727	$-	$1,016
Home equity loans and lines of credit	13	-	-	13	16,289	16,302	-	44

Commercial loans:
One-to-four family investment property	-	-	-	-	10,431	10,431	-	-
Multi-family real estate	-	-	-	-	9,556	9,556	-	-
Commercial real estate	2,120	-	-	2,120	25,223	27,343	-	-
Commercial business	20	-	-	20	7,118	7,138	-	20

Construction loans:
One-to-four family	-	-	767	767	6,244	7,011	-	767
Multi-family	-	-	-	-	8,530	8,530	-	-
Non-residential	-	-	-	-	138	138	-	-

Consumer	5	-	-	5	465	470	-	-

Total	$2,473	$-	$1,319	$3,792	$148,854	$152,646	$-	$1,847

At December 31, 2011:

Residential loans:
One-to-four family	$431	$175	$391	$997	$61,616	$62,613	$-	$683
Home equity loans and lines of credit	-	-	-	-	17,118	17,118	-	13

Commercial loans:
One-to-four family investment property	-	-	-	-	10,816	10,816	-	-
Multi-family real estate	-	-	-	-	13,037	13,037	-	-
Commercial real estate	314	-	-	314	25,085	25,399	-	-
Commercial business	-	-	-	-	10,137	10,137	-	-

Construction loans:
One-to-four family	-	100	1,168	1,268	10,673	11,941	-	1,168
Multi-family	-	-	-	-	10,656	10,656	-	1,269
Non-residential	-	-	-	-	629	629	-	-

Consumer	4	-	-	4	447	451	-	-

Total	$749	$275	$1,559	$2,583	$160,214	$162,797	$-	$3,133

The following is an analysis of impaired loans at June 30, 2012 and December 31, 2011.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

At June 30, 2012

Impaired loans without a valuation allowance

Residential loans:
One-to-four family	$352	$352	$-	$202	$-
Home equity loans and lines of credit	31	31	-	4	-
Commercial loans:
One-to-four family investment property	-	-	-	-	-
Multi-family real estate	-	-	-	-	-
Commercial real estate	310	310	-	312	9
Commercial business	-	-	-	-	-

Construction loans:
One-to-four family	767	767	-	938	-
Multi-family	-	-	-	638	23
Non-residential	-	-	-	-	-

Consumer	-	-	-	-	-

Total impaired with no related allowance	$1,460	$1,460	$-	$2,094	$32

Impaired loans with a valuation allowance

Residential loans:
One-to-four family	$664	$664	$109	$797	$7
Home equity loans and lines of credit	13	13	13	13	-

Commercial loans:
One-to-four family investment property	-	-	-	-	-
Multi-family real estate	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Commercial business	20	20	20	6	-

Construction loans:
One-to-four family	-	-	-	-	-
Multi-family	-	-	-	-	-
Non-residential	-	-	-	-	-
Consumer	-	-	-	-	-

Total with an allowance recorded	$697	$697	$142	$816	$7

At December 31, 2011

Impaired loans without a valuation allowance

Residential loans:
One-to-four family	$-	$-	$-	$16	$-
Home equity loans and lines of credit	-	-	-	-	-

Commercial loans:
One-to-four family investment property	-	-	-	-	-
Multi-family real estate	-	-	-	-	-
Commercial real estate	314	314	-	145	10
Commercial business	-	-	-	63	42

Construction loans:
One-to-four family	732	732	-	225	-
Multi-family	1,269	1,269	-	448	62
Non-residential	-	-	-	-	-

Consumer	-	-	-	-	-

Total impaired with no related allowance	$2,315	$2,315	$-	$897	$114

Impaired loans with a valuation allowance

Residential loans:
One-to-four family	$898	$898	$185	$297	$7
Home equity loans and lines of credit	13	13	13	182	1

Commercial loans:
One-to-four family investment property	-	-	-	-	-
Multi-family real estate	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Commercial business	-	-	-	-	-

Construction loans:
One-to-four family	436	436	121	226	19
Multi-family	-	-	-	-	-
Non-residential	-	-	-	-	-

Consumer	-	-	-	-	-

Total with an allowance recorded	$1,347	$1,347	$319	$705	$27

The following is a summary of loans modified and considered troubled debt restructurings during the six months ended June 30, 2012:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
(In thousands)

Residential loans:
One-to-four family	-	$-	$-
Home equity loans and lines of credit	-	-	-
Commercial loans:
One-to-four family investment property	-	-	-
Multi-family real estate	-	-	-
Commercial real estate	-	-	-
Commercial business	-	-	-

Construction loans:
One-to-four family	1	732	767
Multi-family	-	-	-
Non-residential	-	-	-

Consumer	-	-	-

Total troubled debt restructurings	1	$732	$767

The one loan modification made during the six months ended June 30, 2012 did not result in a material impact to the allowance for loan loss account.  The modified terms included an extension of the maturity date as well as $35,000 in additional funds in order to complete the project and allow time for the sale of the property.  There are no commitments to lend additional funds to those borrowers whose loans were modified in a troubled debt restructuring as of June 30, 2012.

The following is a summary of troubled debt restructurings in default of the modified terms as of June 30, 2012:

	Number of	Recorded
	Contracts	Investment
(In thousands)

Residential loans:
One-to-four family	-	$-
Home equity loans and lines of credit	-	-
Commercial loans:
One-to-four family investment property	-	-
Multi-family real estate	-	-
Commercial real estate	-	-
Commercial business	-	-

Construction loans:
One-to-four family	1	767
Multi-family	-	-
Non-residential	-	-

Consumer	-	-

Total impaired with no related allowance	1	$767

The following table represents the Company’s loans by risk rating at June 30, 2012 and December 31, 2011. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction

	One-to-four family	Home equity loans and lines of credit	One-to-four family investment property	Multi-family real estate	Commercial real estate	Commercial business	One-to-four family	Multi-family	Non- residential	Consumer	Total

	(In thousands)
At June 30, 2012:

Classification:
Not formally rated	$64,711	$16,258	$-	$-	$-	$-	$-	$-	$-	$470	$81,439
Pass	-	-	10,134	9,556	23,627	6,739	6,144	8,530	138	-	64,868
Special mention	-	-	297	-	-	279	100	-	-	-	676
Substandard	1,016	44	-	-	3,716	100	767	-	-	-	5,643
Doubtful	-	-	-	-	-	20	-	-	-	-	20
Loss	-	-	-	-	-	-	-	-	-	-	-
Total loans	$65,727	$16,302	$10,431	$9,556	$27,343	$7,138	$7,011	$8,530	$138	$470	$152,646

At December 31, 2011:

Classification:
Not formally rated	$61,715	$17,105	$-	$-	$-	$-	$-	$-	$-	$451	$79,271
Pass	-	-	10,816	13,037	21,643	9,208	10,773	9,387	139	-	75,003
Special mention	-	-	-	-	458	289	-	-	-	-	747
Substandard	898	13	-	-	3,298	640	1,168	1,269	490	-	7,776
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-
Total loans	$62,613	$17,118	$10,816	$13,037	$25,399	$10,137	$11,941	$10,656	$629	$451	$162,797

Credit Quality Information

The Company utilizes a nine grade internal loan rating system for commercial real estate, construction and residential mortgages and commercial business loans as follows:

Loans rated 1 - 5:  Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 6:  Loans in this category are considered “special mention.” These loans have risk profiles that are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 7:  Loans in this category are considered “substandard.” These loans have a well defined weakness that jeopardizes the liquidation of the debt and is inadequately protected by the current sound worth and paying capacity of the borrower or pledged collateral. There is a distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Loans rated 8:  Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 9:  Loans in this category are considered a “loss”. The loan has been determined to be uncollectible and the chance of loss is inevitable. Loans in this category will be charged-off.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial business loans.

Loans serviced for others and mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $68,365,000 and $57,948,000 at June 30, 2012 and December 31, 2011, respectively.

The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was $477,000 at June 30, 2012 and was determined using the moving average 10-year, U.S. Treasury rate plus 5.0%, adjusted to reflect the current credit spreads and conditions in the market as a discount rate. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association, an independent third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the independent third party valuation specialist.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity-related valuation allowances:

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)

Mortgage servicing rights:
Balance at beginning of period	$475	$424
Additions	162	54
Disposals	-	-
Amortization	(97)	(51)
Balance at end of period	540	427

Valuation allowances:
Balance at beginning of period	17	4
Additions	60	12
Recoveries	-	-
Write-downs	-	-
Balance at end of period	77	16

Mortgage servicing assets, net	$463	$411

Fair value of mortgage servicing assets	$477	$455

(7)           Secured Borrowings and Collateral

Federal Home Loan Bank advances

At June 30, 2012, all Federal Home Loan Bank (“FHLB”) of Boston advances were secured by a blanket security agreement on qualified collateral, principally first mortgage loans on owner-occupied residential property in the amount of $56.2 million, and mortgage-backed securities with a fair value of $9.3 million.

(8)           Fair Value Measurements

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

Level l - Valuation is based on quoted prices in active markets for identical assets or liabilities. Level l assets and liabilities generally include debt and equity securities that are traded in an active exchange market. At June 30, 2012, the Company had no assets or liabilities valued using Level 1 measurements.

Level 2 - Valuation is based on observable inputs other than Level l prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

All of the Company’s securities that are measured at fair value are included in Level 2 and are based on pricing models from independent, third party pricing services that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no liabilities measured at fair value. All of the Company’s impaired loans and other real estate owned that are measured at fair value are included in Level 3 and are based on the appraised value of the underlying collateral considering discounting factors, if deemed appropriate, and adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation. The Company did not have any significant transfers of assets or liabilities to or from Levels 1 and 2 of the fair value hierarchy during the six-month period ended June 30, 2012.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 are summarized below.

				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
At June 30, 2012

Assets

Securities available for sale

Residential mortgage-backed securities	$-	$7,176	$-	$7,176

At December 31, 2011

Assets

Securities available for sale

Government-sponsored enterprise obligations	$-	$503	$-	$503
Residential mortgage-backed securities	-	3,671	-	3,671
Total securities available for sale	$-	$4,174	$-	$4,174

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. Assets measured at fair value on a non-recurring basis at June 30, 2012 and December 31, 2011 are summarized below. The fair value adjustments relate to the amount of write down recorded as of June 30, 2012 and December 31, 2011.

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
		(In thousands)
At June 30, 2012

Impaired loans	$-	$-	$555	$555	$(142)
Other real estate owned	-	-	283	283	(14)
	$-	$-	$838	$838	$(156)

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
		(In thousands)
At December 31, 2011

Impaired loans	$-	$-	$1,028	$1,028	$(319)
Other real estate owned	-	-	30	30	(14)
	$-	$-	$1,058	$1,058	$(333)

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts of cash and short-term investments approximate fair values.

Securities: Fair values for the Company’s debt securities are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

Federal Home Loan Bank stock: Fair value is based on redemption provisions of the FHLB of Boston. The FHLB stock has no quoted market value.

Loans held for sale: Fair value is based on committed secondary market prices.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Capitalized mortgage servicing rights: Fair value is based on a quarterly, independent third-party valuation model that calculates the present value of estimated future net servicing income. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association, third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the independent third party valuation specialist. The discount rate is the moving average 10-year, U.S. Treasury rate plus 5.0% and adjusted to reflect the current credit spreads and conditions in the market. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances and all are obtained from independent market sources.

Deposits: The fair values for non-certificate accounts are, by definition, equal to the amount payable on demand at the reporting date which is the carrying amount. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Securities sold under agreements to repurchase: The fair value estimate of securities sold under agreements to repurchase approximates carrying value as they mature daily and bear market interest rates.

Short-term FHLB advances: The fair value of short-term FHLB advances approximate carrying value, as they generally mature within 90 days.

Long-term FHLB advances: The fair value for long-term FHLB advances is estimated using discounted cash flow analyses based on current market borrowing rates for similar types of borrowing arrangements.

Accrued interest:  The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet instruments:  Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At June 30, 2012 and December 31, 2011, the fair value of commitments outstanding is not significant since fees charged are not material.

The estimated fair values and related carrying amounts of the Company’s financial instruments at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
	Carrying
	Amount	Fair Value
		Level 1	Level 2	Level 3	Total
			(In thousands)
Financial assets:
Cash and cash equivalents	$40,274	$40,274	$-	$-	$40,274
Securities available for sale	7,176	-	7,176	-	7,176
Securities held to maturity	1,945	-	2,109	-	2,109
FHLB stock	2,861	2,861	-	-	2,861
Loans held for sale	1,435	1,449	-	-	1,449
Loans, net	151,328	-	-	157,723	157,723
Accrued interest receivable	626	626	-	-	626
Capitalized mortgage servicing rights	463	-	477	-	477

Financial liabilities:
Deposits	$166,594	$-	$167,041	$-	$167,041
Long-term FHLB advances	25,100	-	25,591	-	25,591
Mortgagers’ escrow accounts	706	706	-	-	706
Accrued interest payable	49	49	-	-	49

	December 31, 2011
	Carrying
	Amount	Fair Value
		Level 1	Level 2	Level 3	Total
			(In thousands)
Financial assets:
Cash and cash equivalents	$19,083	$19,083	$-	$-	$19,083
Securities available for sale	4,174	-	4,174	-	4,174
Securities held to maturity	2,322	-	2,506	-	2,506
FHLB stock	3,111	3,111	-	-	3,111
Loans held for sale	769	780	-	-	780
Loans, net	161,120	-	-	165,806	165,806
Accrued interest receivable	627	627	-	-	627
Capitalized mortgage servicing rights	458	-	493	-	493

Financial liabilities:
Deposits	$151,085	$-	$151,277	$-	$151,277
Securities sold under agreements to repurchase	573	573	-	-	573
Long-term FHLB advances	25,121	-	25,660	-	25,660
Mortgagers’ escrow accounts	730	730	-	-	730
Accrued interest payable	79	79	-	-	79

(9)           Equity Incentive Plan

At June 30, 2012, the Company had one equity incentive plan, which was described more fully in Note 13 of the consolidated financial statements and notes thereto for the year ended December 31, 2011.

The following table presents the activity for the plan for the six months ended June 30, 2012:

	Stock Options
	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	41,498	$6.80
Granted	17,494	$6.90
Forfeited	(2,500)	$6.80

Outstanding at end of period	56,492	$6.83

Exercisable at end of period	14,454

Weighted average fair value of options granted during the period	$2.87

Options Outstanding			Options Exercisable
Number	Weighted-Average	Weighted	Number	Weighted
Outstanding	Remaining	Average	Exercisable	Average
as of 06/30/2012	Contractual Life	Exercise Price	as of 06/30/2012	Exercise Price

18,500	7.65 Years	$6.72	9,392	$6.72
20,498	8.65 Years	$6.88	5,062	$6.88
17,494	9.65 Years	$6.90	-	-
56,492	8.63 Years	$6.83	14,454	$6.78

	Non-vested
	Restricted Stock
	Number of Shares	Weighted Average Grant Date Value

Outstanding at beginning of year	36,552	$5.97
Granted	17,506	$6.25
Forfeited	(2,250)	$5.92
Vested	(9,758)	$5.87

Outstanding at end of period	42,050	$6.11

As of June 30, 2012, unrecognized share-based compensation expense related to non-vested options amounted to $100,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $225,000. Both amounts are expected to be recognized over a weighted average period of 3.4 years.

For the six months ended June 30, 2012, the Company recognized compensation expense for stock options of $17,000 with a related tax benefit of $3,000. For the six months ended June 30, 2012, the Company recognized compensation expense for restricted stock awards of $38,000, with a related tax benefit of $15,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document may contain certain forward-looking statements, such as statements of the New Georgetown or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects”, “subject”, and “believe”, “will”, “intends”, “will be” or “would”. These statements are subject to change based on various important factors (some of which are beyond New Georgetown’s or the Bank’s control) and actual results may differ materially. Accordingly, readers should not place undue reliance on any forward-looking statements, which reflect management’s analysis of factors only as of the date of which they are given. These factors include general economic conditions, trends in interest rates, the ability of our borrowers to repay their loans, the ability of New Georgetown or the Bank to effectively manage its growth, and results of regulatory examinations, among other factors. The foregoing list of important factors is not exclusive. Readers should carefully review the risk factors described in other documents New Georgetown files from time to time with the Securities and Exchange Commission, including Current Reports on Form 8-K.

Except as required by applicable law and regulation, New Georgetown does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

The Company’s results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income, primarily from fees and service charges. Gains on sales of loans are additional sources of non-interest income. The Company’s non-interest expense primarily consists of employee compensation and benefits, occupancy and equipment expense, advertising, data processing, professional fees and other operating expenses.

Operating results for the six months ended June 30, 2012 reflected a decline of $630,000, or 14.8%; in net interest income year over year, as cash from loan payoffs flowed into short-term investments. The average balance of short-term investments for the six months ended June 30, 2012 was $22.3 million, compared to $625,000 for the same period in 2011. The provision for loan losses declined $650,000 for the six months ended June 30, 2012 compared to the same period in 2011, primarily due to the charged off of one, residential home equity loan in June 2011. Mortgage banking income increased $178,000, or 161.8% primarily due to the volume of residential loan sales. The Company continues to focus on generating commercial loan and core deposit growth, which we believe will build long-term shareholder value.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses and the valuation of our deferred tax assets.

Allowance for Loan Losses.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a monthly basis by management and is based upon management’s monthly review of the collectability of the loans in light of known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Additionally, as part of the evaluation of the level of the allowance for loan losses, on a quarterly basis management analyzes several qualitative loan portfolio risk factors including, but not limited to, charge-off history, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For such loans that are classified as impaired, an allowance for loan losses is established when the discounted cash flows or the fair value of the existing collateral (less cost to sell) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

We periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. All troubled debt restructurings are initially classified as impaired.

Adjustable-rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates.

Loans secured by commercial real estate, multi-family and one- to four-family investment properties, generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate, including multi-family and one- to four-family investment properties, are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value that is insufficient to assure full repayment.

Income Taxes. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets increased $15.2 million, or 7.6%, to $214.6 million at June 30, 2012 from $199.4 million at December 31, 2011. The increase resulted from increases in cash and cash equivalents and securities, partially offset by a decrease in loans.

Cash and cash equivalents increased $21.2 million, or 111.0%, to $40.3 million at June 30, 2012 from $19.1 million at December 31, 2011. The increase in cash and cash equivalents resulted primarily from proceeds held as escrow of $9.8 million from New Georgetown’s stock offering and loan repayments and prepayments during the six months ended June 30, 2012, as well as an increase in NOW accounts.

Loans (excluding loans held for sale) decreased $9.8 million, or 6.1%, to $151.3 million at June 30, 2012 from $161.1 million at December 31, 2011, due primarily to decreases in construction, commercial real estate and commercial loans, partially offset by increases in residential loans. Construction loans decreased $7.5 million, or 32.5%, to $15.7 million at June 30, 2012 from $23.2 million at December 31, 2011, as residential housing units continued to be sold. The significant majority of our construction loans remain collateralized by residential real estate (99.1% at June 30, 2012 and 97.3% at December 31, 2011).  Total commercial loans decreased $4.9 million, or 8.3%, to $54.5 million at June 30, 2012 from $59.4 million at December 31, 2011. Although we continue to emphasize the origination of commercial loans, despite the current competitive market, we have determined to maintain our historical underwriting standards instead of relaxing these standards and we have not reduced loan rates below levels at which we could not operate profitably.

Our total securities portfolio increased $2.6 million, or 40.4%, to $9.1 million at June 30, 2012 from $6.5 million at December 31, 2011. We used excess cash for securities purchases during the six months ended June 30, 2012.

Deposits increased $15.5 million, or 10.3%, to $166.6 million at June 30, 2012 from $151.1 million at December 31, 2011. Included in this growth were the escrow funds of $9.8 million from New Georgetown’s stock offering, which was completed July 11, 2012. Our continued focus on generating lower-cost “core” deposits (which we define as non-certificate of deposit accounts, excluding net proceeds from the Company’s stock offering) resulted in such core deposits increasing $3.4 million, or 3.3%, to $109.1 million at June 30, 2012 from $105.6 million at December 31, 2011, with such deposits representing 71.4% of our deposit portfolio at June 30, 2012 and 69.9% of our deposit portfolio at December 31, 2011.

Total borrowings were $25.1 million at June 30, 2012 compared to $25.7 million at December 31, 2011.

Stockholders’ equity increased $382,000 to $20.7 million at June 30, 2012 from $20.3 million at December 31, 2011. The increase resulted primarily from net income of $288,000 for the six months ended June 30, 2012.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At		At
	June 30,		December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One-to-four family	$65,727	43.06%	$62,613	38.46%
Home equity loans and lines of credit	16,302	10.68	17,118	10.51
Total residential mortgage loans	82,029	53.74	79,731	48.97

Commercial loans:
One-to-four family investment property	10,431	6.83	10,816	6.64
Multi-family real estate	9,556	6.26	13,037	8.01
Commercial real estate	27,343	17.91	25,399	15.60
Commercial business	7,138	4.68	10,137	6.23
Total commercial loans	54,468	35.68	59,389	36.48

Construction loans:
One-to-four family	7,011	4.59	11,941	7.33
Multi-family	8,530	5.59	10,656	6.55
Non-residential	138	0.09	629	0.39
Total construction loans	15,679	10.27	23,226	14.27

Consumer	470	0.31	451	0.28

Total loans	152,646	100.00%	162,797	100.00%

Other items:
Net deferred loan costs	235		147
Allowance for loan losses	(1,553)		(1,824)

Total loans, net	$151,328		$161,120

Asset Quality. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.

	At June 30,	At December 31,
	2012	2011
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$1,060	$696
Commercial loans	20	-
Construction loans	-	2,437
Consumer	-	-

Total non-accrual loans	1,080	3,133

Non-performing restructured loans	767	-

Total non-performing loans	1,847	3,133

Real estate owned	283	30

Total non-performing assets	$2,130	$3,163

Ratios:
Non-performing loans to total loans	1.21%	1.92%
Non-performing assets to total assets	0.99%	1.59%

Total delinquent loans increased $1.2 million, from $2.6 million at December 31, 2011 to $3.8 million at June 30, 2012, primarily due to one commercial real estate loan totaling $2.1 million in the 30 to 59 day category. On July 2, 2012 that loan was brought current.

Non-performing assets decreased $1.0 million to $2.1 million at June 30, 2012 compared to $3.2 million at December 31, 2011. The decrease in non-performing assets was primarily in construction loans, as units were sold and loans were brought current. Total non-performing assets represented 0.99% of total assets at June 30, 2012 and 1.59% of total assets at December 31, 2011.

Loans classified as substandard decreased $2.1 million to $5.6 million at June 30, 2012 from $7.8 at December 31, 2011. The decrease was primarily in construction loans reflecting the sale of units and the payoff of loans refinanced with another financial institution. All of these credits continue to be managed aggressively. One residential loan totaling $175,000 classified as substandard was paid off in July 2012 without a loss to the Bank.

The allowance for loan losses was $1.6 million at June 30, 2012. Loan charge-offs were $371,000 and loan recoveries were $5,000 for the six months ended June 30, 2012, as compared to loan charge-offs of $744,000 and loan recoveries of $8,000 for the same period in 2011. The allowance represented 1.02% of total loans at June 30, 2012 and 1.12% of total loans at December 31, 2011. At these levels, the allowance for loan losses as a percentage of non-performing loans was 84.08% at June 30, 2012 and 58.22% at December 31, 2011.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

General. Net income increased $155,000, or 775.0%, to $135,000 for the three months ended June 30, 2012, compared to a net loss of $20,000 for the three months ended June 30, 2011. The increase was due primarily to a decrease in the provision for loan losses and an increase in non-interest income, partially offset by a decrease in net interest income and an increase in non-interest expense.

Interest and Dividend Income. Interest and dividend income decreased $521,000, or 18.8%, to $2.3 million for the three months ended June 30, 2012 from $2.8 million for the three months ended June 30, 2011. We experienced decreases in interest and dividend income from both loans and securities. Interest income on loans decreased $524,000, or 19.5%, to $2.2 million for the three months ended June 30, 2012 from $2.7 million for the three months ended June 30, 2011, due to a $19.8 million, or 11.1%, decrease in the average balance of loans as well as a 57 basis point decrease in yield to 5.46% for the three months ended June 30, 2012 from 6.03% for the three months ended June 30, 2011. We continued to experienced decreases in loans through June 30, 2012, and the new loans we have been originating have been at lower interest rates due to continued low market interest rates.

Interest and dividend income on investment securities decreased $10,000, or 10.9%, to $82,000 for the three months ended June 30, 2012 from $92,000 for the three months ended June 30, 2011, due to a 45 basis point decrease in yield to 2.59% for the three months ended June 30, 2012, partially offset by a $551,000, or 4.6% increase in the average balance of investment securities for the three months ended June 30, 2012.

Interest income on short-term investments increased $13,000 for the three months ended June 30, 2012, as there was no interest income on short-term investments for the three months ended June 30, 2011. The income increase reflected an increase in overnight funds.

Interest Expense. Interest expense decreased $199,000, or 30.8%, to $447,000 for the three months ended June 30, 2012 from $646,000 for the three months ended June 30, 2011. We experienced decreases in interest expense on both deposits and borrowings (primarily long-term Federal Home Loan Bank advances). Interest expense on deposits decreased $183,000, or 44.3%, to $230,000 for the three months ended June 30, 2012 from $413,000 for the three months ended June 30, 2011, due to a decrease in rates we paid on interest-bearing deposits, partially offset by an increase in the average balance of deposits. The average rate we paid on interest-bearing deposits decreased to 0.66% for the three months ended June 30, 2012 compared to 1.24% for the three months ended June 30, 2011. We have been able to increase our lower cost “core” deposits, as described above, while also reducing rates in the current low interest rate environment. The average balance of interest-bearing deposits increased $6.6 million, or 5.0%, to $139.3 million for the three months ended June 30, 2012 from $132.7 million for the three months ended June 30, 2011.

Interest expense on Federal Home Loan Bank advances decreased $16,000, or 7.2%%, to $217,000 for the three months ended June 30, 2012 from $233,000 for the three months ended June 30, 2011. The decrease was primarily due to a decrease in the average balance, which decreased $5.7 million, or 18.4%, to $25.1 million for the three months ended June 30, 2012 from $30.8 million for the three months ended June 30, 2011, partially offset by a 43 basis point increase in the average rate we paid on FHLB advances to 3.46% for the three months ended June 30, 2012 compared to 3.03% for the three months ended June 30, 2011. The increase in the average rate paid reflected the maturing of lower rate advances. We have been able to reduce our reliance on borrowings, as we have had excess cash to fund our operations.

Net Interest Income. Net interest income decreased $322,000, or 15.1%, to $1.8 million for the three months ended June 30, 2012 compared to $2.1 million for the three months ended June 30, 2011. Our net interest margin decreased 72 basis points, to 3.74% for the three months ended June 30, 2012 compared to 4.46% for the three months ended June 30, 2011, as the yield we earned on interest-earning assets decreased 116 basis points to 4.66% for the three months ended June 30, 2012 compared to 5.82% for the three months ended June 30, 2011, while the rate we paid on interest-bearing liabilities decreased 49 basis points to 1.09% for the three months ended June 30, 2012 compared to 1.58% for the three months ended June 30, 2011.  Our net interest margin may continue to compress in the future due to current competitive pricing in our market area.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we recorded a $31,000 provision for loan losses for the three months ended June 30, 2012 compared to $681,000 for the three months ended June 30, 2011. The provision from the three months ended June 30, 2011 was primarily due to one residential home equity loan that was charged off. The provisions recorded resulted in an allowance for loan losses of $1.6 million, or 1.02% of total loans and 84.08% of non-performing loans at June 30, 2012 compared to an allowance for loan losses of $1.8 million, or 1.12% of total loans and 58.22% of non-performing loans at December 31, 2011. We experienced $178,000 of charge-offs during the quarter ended June 30, 2012. In addition, non-performing loans decreased to $1.8 million at June 30, 2012 from $3.1 million at December 31, 2011.

Non-interest Income. Non-interest income increased $131,000, or 66.2%, to $329,000 for the three months ended June 30, 2012 from $198,000 for the three months ended June 30, 2011. Mortgage banking income increased $119,000, or 276.7%, to $162,000 for the three months ended June 30, 2012 from $43,000 for the three months ended June 30, 2011. We sold $9.5 million of loans during the three months ended June 30, 2012 compared to $2.5 million of such sales for the three months ended June 30, 2011.

Non-interest Expense. Non-interest expense increased $198,000, or 11.6%, to $1.9 million for the three months ended June 30, 2012 and from $1.7 million for the three months ended June 30, 2011. Salaries and benefits expense increased $112,000, or 11.7%, primarily due to the costs associated with additional staff and the replacement of existing staff at higher salaries. Occupancy expense increased $35,000, or 19.2% primarily due to the replacement of on-staff facilities personnel with a more efficient out-sourced solution. Other general and administrative expenses increased $25,000, or 10.7%, for the three months ended June 30, 2012 and included $10,000 in expenses associated with using the trade name Georgetown Bank as part of a marketing campaign.

Income Tax Expense. The income before income taxes of $202,000 resulted in income tax expense of $67,000 for the three months ended June 30, 2012, compared to the loss before income taxes of $59,000 resulting in an income tax benefit of $39,000 for the three months ended June 30, 2011. The effective income tax rate was 33.1% for the three months ended June 30, 2012 compared to 66.0% for the three months ended June 30, 2011.

Average Balance Sheet. The following table sets forth certain information regarding the Company’s average balance sheet for the periods indicated, including the average yields on its interest-earning assets and the average costs of its interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-bearing assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the period are derived from average balances that are calculated daily. The average yields and costs include fees that are considered adjustments to such average yields and costs.

	At June 30,		Three Months Ended June 30,
	2012		2012			2011
		Weighted	Average			Average
	Outstanding	Average	Outstanding		Yield/	Outstanding		Yield/
	Balance	Rate	Balance	Interest	Rate (5)	Balance	Interest	Rate (5)
			(Dollars in thousands)
Interest-earning assets:
Loans	$154,316	5.35%	$158,280	$2,161	5.46%	$178,045	$2,685	6.03%
Investment securities (1)	11,982	2.90%	12,658	82	2.59%	12,107	92	3.04%
Short-term investments	38,042	0.24%	22,772	13	0.23%	819	-	0.00%
Total interest-earning assets	204,340	4.26%	193,710	2,256	4.66%	190,971	2,777	5.82%
Non-interest-earning assets	10,240		9,423	-		10,986	-
Total assets	$214,580		$203,133	2,256		$201,957	2,777

Interest-bearing liabilities:
Savings deposits	$22,305	0.05%	$13,324	3	0.09%	$11,627	6	0.21%
NOW accounts	22,943	0.26%	20,684	14	0.27%	14,489	16	0.44%
Money market accounts	56,483	0.30%	58,924	52	0.35%	55,878	129	0.92%
Certificates of deposit	47,666	1.37%	46,411	161	1.39%	50,706	262	2.07%
Total interest-bearing deposits	149,397	0.60%	139,343	230	0.66%	132,700	413	1.24%
FHLB advances	25,100	2.95%	25,100	217	3.46%	30,763	233	3.03%
Repurchase agreements	-	0.50%	271	-	0.00%	382	-	0.00%
Total interest-bearing liabilities	174,497	0.94%	164,714	447	1.09%	163,845	646	1.58%
Non-interest-bearing liabilities:
Demand deposits	17,197		15,514			16,766
Other non-interest-bearing liabilities	2,175		2,473			1,746
Total liabilities	193,869		182,701			182,357
Stockholders’ equity	20,711		20,432			19,600
Total liabilities and equity	$214,580		$203,133			$201,957

Net interest income				$1,809			$2,131
Net interest rate spread (2)		3.32%			3.57%			4.24%
Net interest-earning assets (3)	$29,843		$28,996			$27,126
Net interest margin (4)					3.74%			4.46%
Average of interest-earning assets to interest-bearing liabilities					117.60%			116.56%

(1)  Consists entirely of taxable investment securities.

(2)  Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)  Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)  Net interest margin represents net interest income divided by average total interest-earning assets.

(5)  Annualized.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	For the Three Months Ended June 30, 2012
	Compared to the Three Months Ended
	June 30, 2011
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$(298)	$(226)	$(524)
Investment securities	4	(14)	(10)
Short-term investments	-	13	13

Total interest-earning assets	(294)	(227)	(521)

Interest-bearing liabilities:
Savings deposits	1	(4)	(3)
NOW accounts	7	(9)	(2)
Money market accounts	7	(84)	(77)
Certificates of deposit	(22)	(79)	(101)

Total interest-bearing deposits	(7)	(176)	(183)

FHLB advances	(43)	27	(16)

Total interest-bearing liabilities	(50)	(149)	(199)

Change in net interest income	$(244)	$(78)	$(322)

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

General. Net income decreased $24,000, or 7.7%, to $288,000 for the six months ended June 30, 2012, compared to $312,000 for the six months ended June 30, 2011. The decrease was due primarily to a decrease in net interest income and an increase in non-interest expense, partially offset by a decrease in the provision for loan losses and an increase in non-interest income.

Interest and Dividend Income. Interest and dividend income decreased $997,000, or 17.9%, to $4.6 million for the six months ended June 30, 2012 from $5.6 million for the six months ended June 30, 2011. We experienced decreases in interest and dividend income from both loans and securities. Interest income on loans decreased $971,000, or 18.0%, to $4.4 million for the six months ended June 30, 2012 from $5.4 million for the six months ended June 30, 2011, due to a $21.1 million, or 11.7%, decrease in the average balance of loans as well as a 43 basis point decrease in yield to 5.54% for the six months ended June 30, 2012 from 5.97% for the six months ended June 30, 2011. We continued to experienced decreases in loans through June 30, 2012, and the new loans we have been originating have been at lower interest rates due to continued low market interest rates.

Interest and dividend income on investment securities decreased $45,000, or 23.6%, to $146,000 for the six months ended June 30, 2012 from $191,000 for the six months ended June 30, 2011, due to a 46 basis point decrease in yield to 2.60% for the six months ended June 30, 2012 and by a $1.3 million, or 10.2% increase in the average balance of investment securities for the six months ended June 30, 2012.

Interest income on short-term investments increased $19,000 for the six months ended June 30, 2012, as there was no interest income on short-term investments for the six months ended June 30, 2011. The income increase reflected an increase in overnight funds.

Interest Expense. Interest expense decreased $367,000, or 27.9%, to $949,000 for the six months ended June 30, 2012 from $1.3 million for the six months ended June 30, 2011. We experienced decreases in interest expense on both deposits and borrowings (primarily long-term Federal Home Loan Bank advances). Interest expense on deposits decreased $317,000, or 38.2%, to $513,000 for the six months ended June 30, 2012 from $830,000 for the six months ended June 30, 2011, due to a decrease in rates we paid on interest-bearing deposits, partially offset by an increase in the average balance of deposits. The average rate we paid on interest-bearing deposits decreased to 0.74% for the six months ended June 30, 2012 compared to 1.24% for the six months ended June 30, 2011. We have been able to increase our lower cost “core” deposits, as described above, while also reducing rates in the current low interest rate environment. The average balance of interest-bearing deposits increased $4.3 million, or 3.2%, to $138.0 million for the six months ended June 30, 2012 from $133.7 million for the six months ended June 30, 2011.

Interest expense on Federal Home Loan Bank advances decreased $50,000, or 10.3%%, to $435,000 for the six months ended June 30, 2012 from $485,000 for the six months ended June 30, 2011. The decrease was primarily due to a decrease in the average balance, which decreased $7.4 million, or 22.8%, to $25.1 million for the six months ended June 30, 2012 from $32.5 million for the six months ended June 30, 2011, partially offset by a 49 basis point increase in the average rate we paid on FHLB advances to 3.47% for the six months ended June 30, 2012 compared to 2.98% for the six months ended June 30, 2011. The increase in the average rate paid reflected the maturing of lower rate advances. We have been able to reduce our reliance on borrowings, as we have had excess cash to fund our operations.

Net Interest Income. Net interest income decreased $630,000, or 14.8%, to $3.6 million for the six months ended June 30, 2012 compared to $4.3 million for the six months ended June 30, 2011. Our net interest margin decreased 64 basis points, to 3.76% for the six months ended June 30, 2012 compared to 4.40% for the six months ended June 30, 2011, as the yield we earned on interest-earning assets decreased 101 basis points to 4.75% for the six months ended June 30, 2012 compared to 5.76% for the six months ended June 30, 2011, while the rate we paid on interest-bearing liabilities decreased 42 basis points to 1.16% for the six months ended June 30, 2012 compared to 1.58% for the six months ended June 30, 2011.  Our net interest margin may continue to compress in the future due to current competitive pricing in our market area.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we recorded a $95,000 provision for loan losses for the six months ended June 30, 2012 compared to $745,000 for the six months ended June 30, 2011. The provision from the six months ended June 30, 2011 was primarily due to one residential home equity loan that was charged off. The provisions recorded resulted in an allowance for loan losses of $1.6 million, or 1.02% of total loans and 84.08% of non-performing loans at June 30, 2012 compared to an allowance for loan losses of $1.8 million, or 1.12% of total loans and 58.22% of non-performing loans at December 31, 2011. We experienced $371,000 of charge-offs during the six months ended June 30, 2012. In addition, non-performing loans decreased to $1.8 million at June 30, 2012 from $3.1 million at December 31, 2011.

Non-interest Income. Non-interest income increased $188,000, or 44.3%, to $612,000 for the six months ended June 30, 2012 from $424,000 for the six months ended June 30, 2011. Mortgage banking income increased $178,000, or 161.8%, to $288,000 for the six months ended June 30, 2012 from $49,000 for the six months ended June 30, 2011. We sold $17.9 million of loans during the six months ended June 30, 2012 compared to $5.2 million of such sales for the six months ended June 30, 2011.

Non-interest Expense. Non-interest expense increased $244,000, or 7.0%, to $3.7 million for the six months ended June 30, 2012 and from $3.5 million for the six months ended June 30, 2011. Salaries and benefits expense increased $130,000, or 6.6%, primarily due to the costs associated with additional staff and the replacement of existing staff at higher salaries. Occupancy expense increased $46,000, or 11.9% primarily due to the replacement of on-staff facilities personnel with a more efficient out-sourced solution. Data processing expense increased $28,000, or 12.9% primarily due to the implementation of new services. Other general and administrative expenses increased $42,000, or 9.6%, for the six months ended June 30, 2012 and included $10,000 in expenses associated with using the trade name Georgetown Bank as part of a marketing campaign.

Income Taxes. The income before income taxes of $435,000 for the six months ended June 30, 2011 resulted in an income tax provision of $147,000 for the six months ended June 30, 2011, as compared to income before income taxes of $471,000 and a related income tax provision of $159,000 for the six months ended June 30, 2010. The effective tax rates for the six months ended June 30, 2012 and 2011 were 33.7% and 33.8%, respectively.

Average Balance Sheet. The following table sets forth certain information regarding the Company’s average balance sheet for the periods indicated, including the average yields on its interest-earning assets and the average costs of its interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-bearing assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the period are derived from average balances that are calculated daily. The average yields and costs include fees that are considered adjustments to such average yields and costs.

	At June 30,		Six Months Ended June 30,
	2012		2012			2011
		Weighted	Average			Average
	Outstanding	Average	Outstanding		Yield/	Outstanding		Yield/
	Balance	Rate	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Loans	$154,316	5.35%	$159,277	$4,412	5.54%	$180,411	$5,383	5.97%
Investment securities (1)	11,982	2.90%	11,220	146	2.60%	12,495	191	3.06%
Short-term investments	38,042	0.24%	22,285	19	0.17%	625	-	0.00%
Total interest-earning assets	204,340	4.26%	192,782	4,577	4.75%	193,531	5,574	5.76%
Non-interest-earning assets	10,240		9,152	-		10,361	-
Total assets	$214,580		$201,934	4,577		$203,892	5,574

Interest-bearing liabilities:
Savings deposits	$22,305	0.05%	$12,439	9	0.14%	$11,892	12	0.20%
NOW accounts	22,943	0.26%	19,372	32	0.33%	14,507	32	0.44%
Money market accounts	56,483	0.30%	60,100	150	0.50%	56,641	258	0.91%
Certificates of deposit	47,666	1.37%	46,110	322	1.40%	50,673	528	2.08%
Total interest-bearing deposits	149,397	0.60%	138,021	513	0.74%	133,713	830	1.24%
FHLB advances	25,100	2.95%	25,105	435	3.47%	32,516	485	2.98%
Repurchase agreements	-	0.50%	376	1	0.53%	363	1	0.55%
Total interest-bearing liabilities	174,497	0.94%	163,502	949	1.16%	166,592	1,316	1.58%
Non-interest-bearing liabilities:
Demand deposits	17,197		15,672			16,034
Other non-interest-bearing liabilities	2,175		2,352			1,768
Total liabilities	193,869		181,526			184,394
Stockholders’ equity	20,711		20,408			19,498
Total liabilities and equity	$214,580		$201,934			$203,892

Net interest income				$3,628			$4,258
Net interest rate spread (2)		3.32%			3.59%			4.18%
Net interest-earning assets (3)	$29,843		$29,280			$26,939
Net interest margin (4)					3.76%			4.40%
Average of interest-earning assets to interest-bearing liabilities					117.91%			116.17%

(1)  Consists entirely of taxable investment securities.

(2)  Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)  Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)  Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	For the Six Months Ended June 30, 2012
	Compared to the Six Months Ended
	June 30, 2011
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans	$(631)	$(340)	$(971)
Investment securities	(19)	(26)	(45)
Short-term investments	-	19	19

Total interest-earning assets	(650)	(347)	(997)

Interest-bearing liabilities:
Savings deposits	1	(4)	(3)
NOW accounts	11	(11)	-
Money market accounts	16	(124)	(108)
Certificates of deposit	(48)	(158)	(206)

Total interest-bearing deposits	(20)	(297)	(317)

FHLB advances	(111)	61	(50)

Total interest-bearing liabilities	(131)	(236)	(367)

Change in net interest income	$(519)	$(111)	$(630)

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company recently began to sell loans to the secondary market and expects to continue to utilize this strategy in future periods.

We regularly adjust our investments in liquid assets based upon our assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $40.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $7.2 million at June 30, 2012. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $107.3 million. At June 30, 2012, we had $25.1 million in FHLB advances outstanding and $696,000 in brokered certificates of deposit, allowing the Company access to an additional $81.5 million in wholesale funds based on policy guidelines.

At June 30, 2012, we had $20.6 million in loan commitments outstanding. In addition to commitments to originate loans, we had $16.1 million in unadvanced funds to borrowers.

Related to our secondary market activities, we had $9.3 million of forward loan sale commitments at June 30, 2012. These forward loan sale commitments were used to offset the interest rate risk associated with mortgage loans, which have had their interest rate locked by our customers.

Certificates of deposit due within one year of June 30, 2012 totaled $26.2 million, or 15.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

Our primary investing activities are the origination of loans and the purchase of securities. During the six months ended June 30, 2012, we originated $43.1 million of loans. We also sold $17.9 million in residential mortgage loans for the six months ended June 30, 2012.

Financing activities consist primarily of activity in deposit accounts, FHLB borrowings and advances and the sale of residential mortgages. We experienced a net increase in total deposits of $15.5 million for the six months ended June 30, 2012, which included $9.8 million of proceeds held as escrow from New Georgetown’s stock offering. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

FHLB borrowings and advances reflected a net decrease of $21,000 during the six months ended June 30, 2012. FHLB borrowings and advances have primarily been used to fund loan demand.

Capital Management. The Bank is subject to various regulatory capital requirements including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2012, the Bank exceeded all of its regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

The net proceeds from the stock offering will significantly increase our liquidity and capital resources.  Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans.  Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income.  However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected following the stock offering.

On June 6, 2012, the OCC and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”).  The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”).  Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rules will become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019.

Off-Balance Sheet Arrangements.   For the six months ended June 30, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Not applicable to smaller reporting companies.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure (1) that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (2)  that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Neither the Company nor the Bank is engaged in pending legal proceedings material to the Company’s consolidated financial condition or results of operations.

Item 1A. Risk Factors

Other than as set forth in this Quarterly Report on Form 10-Q, there have been no material changes to the Risk Factors set forth in New Georgetown’s prospectus dated May 14, 2012, as filed with the SEC on May 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) The Company did not repurchase any shares during the quarter ended June 30, 2012.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

a)  Not applicable

b) There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during the period covered by this Form 10-Q.

Item 6.    Exhibits

31.1  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.0  Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101   The following financial statements from Georgetown Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 14, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements.

101.INS	Interactive datafile	XBRL Instance Document
101.SCH	Interactive datafile	XBRL Taxonomy Extension Schema Document
101.CAL	Interactive datafile	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Interactive datafile	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Interactive datafile	XBRL Taxonomy Extension Label Linkbase
101.PRE	Interactive datafile	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGETOWN BANCORP, INC.
(Registrant)

Date: August 14, 2012	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)