Form 10-Q
period 2012-09-30
Georgetown Bancorp, Inc.
filed 2012-11-14
CIK 1542299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes_ No  X

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 1,940,302 shares outstanding as of November 8, 2012.

Form 10-Q

GEORGETOWN BANCORP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

-----------------------------------------------------------------------------------

ASSETS

	At	At
	September 30,	December 31,
	2012	2011
	(Unaudited)
	(In thousands)

Cash and due from banks	$2,066	$9,598
Short-term investments	24,774	9,485
Total cash and cash equivalents	26,840	19,083

Securities available for sale, at fair value	6,744	4,174
Securities held to maturity, at amortized cost	1,765	2,322
Federal Home Loan Bank stock, at cost	2,861	3,111
Loans held for sale	969	769
Loans, net of allowance for loan losses of $1,751,000 at September 30, 2012 and $1,824,000 at December 31, 2011	163,592	161,120
Premises and equipment, net	3,810	3,882
Accrued interest receivable	601	627
Bank-owned life insurance	2,771	2,696
Other real estate owned	208	30
Prepaid FDIC insurance	254	362
Other assets	1,345	1,199

Total assets	$211,760	$199,375

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$152,890	$151,085
Securities sold under agreements to repurchase	-	573
Long-term Federal Home Loan Bank advances	24,600	25,121
Mortgagors’ escrow accounts	898	730
Accrued expenses and other liabilities	3,267	1,537
Total liabilities	181,655	179,046

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share: 50,000,000 shares authorized at September 30, 2012 and $0.10 par value per share: 1,000,000 shares authorized at December 31, 2011; none outstanding	-	-
Common Stock, $0.01 par value per share: 100,000,000 shares authorized, 1,940,302 shares issued at September 30, 2012 and $0.10 par value per share: 10,000,000 shares authorized, 2,777,250 shares issued at December 31, 2011	19	278
Additional paid-in capital	20,661	11,496
Retained earnings	10,542	10,010
Accumulated other comprehensive income	191	134
Unearned compensation - ESOP (103,177 shares unallocated at September 30, 2012 and 28,597 shares unallocated at December 31, 2011)	(1,104)	(286)
Unearned compensation - Restricted stock (30,281 shares non-vested at September 30, 2012 and 36,552 shares non-vested at December 31, 2011)	(204)	(167)
Treasury stock, at cost (133,347 shares at December 31, 2011)	-	(1,136)
Total stockholders’ equity	30,105	20,329

Total liabilities and stockholders’ equity	$211,760	$199,375

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

-----------------------------------------------------------

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)

Interest and dividend income:
Loans, including fees	$2,092	$2,486	$6,504	$7,869
Securities	72	87	218	278
Short-term investments	16	-	35	-
Total interest and dividend income	2,180	2,573	6,757	8,147

Interest expense:
Deposits	190	359	703	1,189
Short-term Federal Home Loan Bank advances	-	-	-	7
Long-term Federal Home Loan Bank advances	189	221	624	699
Securities sold under agreements to repurchase	-	1	1	2
Total interest expense	379	581	1,328	1,897

Net interest income	1,801	1,992	5,429	6,250
Provision for loan losses	67	80	162	825
Net interest income, after provision for loan losses	1,734	1,912	5,267	5,425

Non-interest income:
Customer service fees	144	129	411	394
Mortgage banking income, net	424	49	712	159
Income from bank-owned life insurance	26	25	75	74
Net gain on sale of other real estate owned	19	-	19	-
Other	3	-	11	-
Total non-interest income	616	203	1,228	627

Non-interest expenses:
Salaries and employee benefits	1,065	959	3,154	2,918
Occupancy and equipment expenses	228	191	659	576
Data processing expenses	161	115	406	332
Professional fees	96	94	310	303
Advertising expenses	91	35	266	193
FDIC insurance	41	26	118	127
Other general and administrative expenses	276	244	755	681
Total non-interest expenses	1,958	1,664	5,668	5,130

Income before income taxes	392	451	827	922

Income tax provision	148	167	295	326

Net income	$244	$284	$532	$596

Weighted-average number of common shares outstanding:
Basic	1,835,273	1,907,262	1,890,379	1,903,971
Diluted	1,840,867	1,908,637	1,892,986	1,904,394

Earnings per share:
Basic	$0.13	$0.15	$0.28	$0.31
Diluted	$0.13	$0.15	$0.28	$0.31

Comprehensive income:

Net income	$244	$284	$532	$596

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	39	40	57	23

Comprehensive income	$283	$324	$589	$619

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

----------------------------------------------------------------------------------------------------------

(unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation-	Compensation-	Treasury
	Stock	Capital	Earnings	Income	ESOP	Restricted Stock	Stock	Total
				(In thousands)

Balance at December 31, 2010	$278	$11,424	$8,999	$120	$(368)	$(100)	$(1,184)	$19,169

Net income	-	-	596	-	-	-	-	596
Net unrealized loss on securities available for sale, net of related tax effects of $11,000	-	-	-	23	-	-	-	23

Common stock held by ESOP allocated or committed to be allocated (6,144 shares)	-	(19)	-	-	62	-	-	43

Restricted stock granted in connection with equity incentive plan (25,998 shares)	-	169	-	-	-	(169)	-	-

Forfeiture of restricted stock (7,650 shares)	-	(46)	-	-	-	46	-	-

Reissuance of treasury stock (5,796 shares)	-	(50)	-	-	-	-	50	-

Purchase of treasury stock (280 shares)	-	-	-	-	-	-	(2)	(2)

Share based compensation - options	-	18	-	-	-	-	-	18
Share based compensation - restricted stock	-	-	-	-	-	40	-	40

Balance at September 30, 2011	$278	$11,496	$9,595	$143	$(306)	$(183)	$(1,136)	$19,887

Balance at December 31, 2011	$278	$11,496	$10,010	$134	$(286)	$(167)	$(1,136)	$20,329

Net income	-	-	532	-	-	-	-	532
Net unrealized gain on securities available for sale, net of related tax effects of $32,000	-	-	-	57	-	-	-	57

Reorganization and related stock offering:
Exchange of common stock: 2,777,750 shares at $0.10 par value per share for 1,940,302 shares at $0.01 par value per share	(259)	259	-	-	-	-	-	-

Net proceeds from the issuance of common stock (1,100,000 shares)	-	9,930	-	-	-	-	-	9,930

Common stock acquired by ESOP (88,000 shares)	-	-	-	-	(880)	-	-	(880)

Merger of Georgetown Bancorp, MHC	-	5	-	-	-	-	-	5

Common stock held by ESOP allocated or committed to be allocated (5,430 shares)	-	(7)	-	-	62	-	-	55

Restricted stock granted in connection with equity incentive plan (12,606 shares)	-	109	-	-	-	(109)	-	-

Forfeiture of restricted stock (1,620 shares)	-	(13)	-	-	-	13	-	-

Reissuance of treasury stock (7,027 shares)	-	(83)	-	-	-	-	83	-

Purchase of treasury stock (986 shares)	-	-	-	-	-	-	(8)	(8)

Retirement of treasury stock	-	(1,061)	-	-	-	-	1,061	-

Share based compensation - options	-	26	-	-	-	-	-	26
Share based compensation - restricted stock	-	-	-	-	-	59	-	59

Balance at September 30, 2012	$19	$20,661	$10,542	$191	$(1,104)	$(204)	$-	$30,105

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------

(unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$532	$596
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	162	825
Amortization (accretion) of securities, net	10	(5)
Net change in loan fees and costs	(261)	(25)
Depreciation and amortization expense	207	198
Decrease in accrued interest receivable	26	128
Income from bank-owned life insurance	(75)	(74)
Stock-based compensation expense	140	101
Gain on sale of loans	(843)	(214)
Loans originated for sale	(40,394)	(10,517)
Proceeds from sale of loans	41,037	10,665
Gain on sale of other real estate owned	(19)	-
Decrease in prepaid FDIC insurance	108	117
Net change in other assets and liabilities	1,552	(217)
Net cash provided by operating activities	2,182	1,578

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	1,658	2,089
Purchases	(4,152)	(983)
Maturities, prepayments and calls of securities held to maturity	560	666
Redemption of Federal Home Loan Bank stock	250	-
Loan originations, net	6,942	10,062
Principal balance of loans purchased	(9,882)	-
Principal balance of portfolio loans sold	314	-
Purchase of premises and equipment	(135)	(132)
Proceeds from sale of other real estate owned	94	-
Net cash (used) provided by investing activities	(4,351)	11,702

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------

(unaudited)

(concluded)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from financing activities:
Net change in deposits	1,805	(3,464)
Net change in securities sold under agreements to repurchase	(573)	56
Net change in Federal Home Loan Bank advances with maturities of three months or less	-	(3,500)
Proceeds of Federal Home Loan Bank advances with maturities greater than three months	8,500	-
Repayments of Federal Home Loan Bank advances with maturities greater than three months	(9,021)	(3,046)
Net change in mortgagors’ escrow accounts	168	63
Purchase of vested restricted shares to treasury stock	(8)	(2)
Cash received from Georgetown Bancorp, MHC due to reorganization	5	-
Net proceeds from issuance of common stock	9,050	-
Net cash provided (used) by financing activities	9,926	(9,893)

Net change in cash and cash equivalents	7,757	3,387

Cash and cash equivalents at beginning of period	19,083	3,298

Cash and cash equivalents at end of period	$26,840	$6,685

Supplementary information:
Interest paid on deposit accounts	$706	$1,187
Interest paid on borrowings	638	721
Income taxes paid	220	557
Loans transferred to other real estate owned	253	-

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Basis of Presentation

The accompanying unaudited financial statements of Georgetown Bancorp, Inc., a Maryland corporation, (the “Company”) were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2011 Consolidated Financial Statements presented in the Annual Report on Form 10-K of Georgetown Bancorp, Inc., a federal corporation (“Georgetown Federal”) filed with the Securities and Exchange Commission on March 30, 2012. The consolidated financial statements include the accounts of Georgetown Bank (the “Bank”) and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

(2)           Corporate Structure

In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized Georgetown Federal as a federally-chartered corporation that owns 100% of the common stock of the Bank (in stock form); and (iii) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owned 56.7% of the Common Stock of Georgetown Federal as of June 30, 2012. On November 28, 2011, the Boards of Directors of Georgetown Federal, Georgetown Bancorp, MHC and the Bank each unanimously adopted a Plan of Conversion or Reorganization of the Mutual Holding Company pursuant to which Georgetown Bancorp, MHC undertook a “second-step” conversion and now ceases to exist. The Bank reorganized from a two-tier mutual holding company structure to a fully public stock holding company structure effective July 11, 2012, and, as a result, is now the wholly-owned subsidiary the Company.

As a result of the second-step conversion, all shares and per share amounts in the notes to consolidated financial statements have been restated giving retroactive recognition to the second-step exchange ratio of 0.72014. Options presented under the Company’s 2009 Equity Incentive Plan, common shares held by the Bank’s ESOP and shares of restricted stock before the second-step conversion were also exchanged using the exchange ratio of 0.72014.

(3)           Earnings Per Common Share

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

Treasury shares and unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income available to common stockholders	$244,000	$284,000	$532,000	$596,000

Basic common shares:
Weighted average shares outstanding	1,910,017	1,903,980	1,908,847	1,903,200
Less: Weighted average unallocated ESOP shares	(105,025)	(23,041)	(47,909)	(24,512)
Add: Weighted average unvested restricted shares with non-forfeitable dividend rights	30,281	26,323	29,441	25,283
Basic weighted average common shares outstanding	1,835,273	1,907,262	1,890,379	1,903,971

Dilutive potential common shares	5,594	1,375	2,607	423

Diluted weighted average common shares outstanding	1,840,867	1,908,637	1,892,986	1,904,394

Basic earnings per share	$0.13	$0.15	$0.28	$0.31

Diluted earnings per share	$0.13	$0.15	$0.28	$0.31

Options to purchase 40,681 shares, representing all outstanding options, were included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2012.  Options to purchase 30,496 shares, representing all outstanding options, were included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2011.

(4)           Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” The objective of this ASU is to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. The Company’s adoption of this guidance did not have a material impact on its financial position or results of operation.

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

(5)           Securities

A summary of securities is as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At September 30, 2012

Securities available for sale

Residential mortgage-backed securities	$6,447	$297	$-	$6,744

Securities held to maturity

Residential mortgage-backed securities	$1,765	$163	$-	$1,928

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At December 31, 2011

Securities available for sale

Government-sponsored enterprise obligations	$502	$1	$-	$503
Residential mortgage-backed securities	3,464	207	-	3,671

Total securities available for sale	$3,966	$208	$-	$4,174

Securities held to maturity

Residential mortgage-backed securities	$2,322	$184	$-	$2,506

All residential mortgage-backed securities have been issued by government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2012 are as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)

Residential mortgage-backed securities	$6,447	$6,744	$1,765	$1,928

There were no sales of securities for the three and nine months ended September 30, 2012 and 2011.

There were no securities with gross unrealized losses at September 30, 2012 and December 31, 2011.

(6)               Loans and Servicing

Loans

A summary of loans is as follows.

	At September 30, 2012		At December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One-to-four family	$81,566	49.46%	$62,613	38.46%
Home equity loans and lines of credit	15,876	9.63	17,118	10.51
Total residential mortgage loans	97,442	59.09	79,731	48.97

Commercial loans:
One-to-four family investment property	9,305	5.64	10,816	6.64
Multi-family real estate	9,486	5.75	13,037	8.01
Commercial real estate	26,889	16.30	25,399	15.60
Commercial business	6,686	4.05	10,137	6.23
Total commercial loans	52,366	31.74	59,389	36.48

Construction loans:
One-to-four family	7,104	4.31	11,941	7.33
Multi-family	7,138	4.33	10,656	6.55
Non-residential	451	0.27	629	0.39
Total construction loans	14,693	8.91	23,226	14.27

Consumer	435	0.26	451	0.28

Total loans	164,936	100.00%	162,797	100.00%

Other items:
Net deferred loan costs	407		147
Allowance for loan losses	(1,751)		(1,824)

Total loans, net	$163,592		$161,120

An analysis of the allowance for loan losses at September 30, 2012 and December 31, 2011 is below. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
	One-to-four family	Home equity loans and lines of credit	One-to-four family investment property	Multi-family real estate	Commercial real estate	Commercial business	One-to-four family	Multi-family	Non- residential	Consumer	Total
	(In thousands)
At September 30, 2012

Allowance for loan losses

Beginning Balance	$346	$341	$59	$98	$400	$234	$228	$98	$11	$9	$1,824
Charge-offs	(144)	-	-	-	-	(11)	(191)	-	-	(31)	(377)
Recoveries	137	-	-	-	-	-	-	-	-	5	142
Provision	21	(82)	(8)	(27)	248	(99)	113	(32)	1	27	162
Ending Balance	$360	$259	$51	$71	$648	$124	$150	$66	$12	$10	$1,751

Ending balance:
individually evaluated for impairment	$109	$13	$-	$-	$264	$-	$-	$-	$-	$-	$386

Ending balance:
collectively evaluated for impairment	$251	$246	$51	$71	$384	$124	$150	$66	$12	$10	$1,365

Loans

Ending Balance	$81,566	$15,876	$9,305	$9,486	$26,889	$6,686	$7,104	$7,138	$451	$435	$164,936

Ending balance:
individually evaluated for impairment	$837	$77	$-	$-	$2,425	$-	$767	$-	$-	$-	$4,106

Ending balance:
collectively evaluated for impairment	$80,729	$15,799	$9,305	$9,486	$24,464	$6,686	$6,337	$7,138	$451	$435	$160,830

At December 31, 2011

Allowance for loan losses

Beginning Balance	$233	$320	$60	$106	$431	$304	$93	$83	$6	$15	$1,651
Charge-offs	-	(741)	-	-	(10)	(3)	-	-	-	(34)	(788)
Recoveries	9	-	-	-	-	1	-	-	-	2	12
Provision	104	762	(1)	(8)	(21)	(68)	135	15	5	26	949
Ending Balance	$346	$341	$59	$98	$400	$234	$228	$98	$11	$9	$1,824

Ending balance:
individually evaluated for impairment	$185	$13	$-	$-	$-	$-	$121	$-	$-	$-	$319

Ending balance:
collectively evaluated for impairment	$161	$328	$59	$98	$400	$234	$107	$98	$11	$9	$1,505

Loans

Ending Balance	$62,613	$17,118	$10,816	$13,037	$25,399	$10,137	$11,941	$10,656	$629	$451	$162,797

Ending balance:
individually evaluated for impairment	$898	$13	$-	$-	$314	$-	$1,168	$1,269	$-	$-	$3,662

Ending balance:
collectively evaluated for impairment	$61,715	$17,105	$10,816	$13,037	$25,085	$10,137	$10,773	$9,387	$629	$451	$159,135

The following is a summary of past-due and non-accrual loans at September 30, 2012 and December 31, 2011. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
At September 30, 2012:

Residential loans:
One-to-four family	$530	$-	$689	$1,219	$80,347	$81,566	$-	$975
Home equity loans and lines of credit	-	-	31	31	15,845	15,876	-	44

Commercial loans:
One-to-four family investment property	-	-	-	-	9,305	9,305	-	-
Multi-family real estate	-	-	-	-	9,486	9,486	-	-
Commercial real estate	-	-	2,116	2,116	24,773	26,889	-	2,116
Commercial business	-	-	-	-	6,686	6,686	-	-

Construction loans:
One-to-four family	-	-	767	767	6,337	7,104	-	767
Multi-family	-	-	-	-	7,138	7,138	-	-
Non-residential	-	-	-	-	451	451	-	-

Consumer	8	-	-	8	427	435	-	-

Total	$538	$-	$3,603	$4,141	$160,795	$164,936	$-	$3,902

At December 31, 2011:

Residential loans:
One-to-four family	$431	$175	$391	$997	$61,616	$62,613	$-	$683
Home equity loans and lines of credit	-	-	-	-	17,118	17,118	-	13

Commercial loans:
One-to-four family investment property	-	-	-	-	10,816	10,816	-	-
Multi-family real estate	-	-	-	-	13,037	13,037	-	-
Commercial real estate	314	-	-	314	25,085	25,399	-	-
Commercial business	-	-	-	-	10,137	10,137	-	-

Construction loans:
One-to-four family	-	100	1,168	1,268	10,673	11,941	-	1,168
Multi-family	-	-	-	-	10,656	10,656	-	1,269
Non-residential	-	-	-	-	629	629	-	-

Consumer	4	-	-	4	447	451	-	-

Total	$749	$275	$1,559	$2,583	$160,214	$162,797	$-	$3,133

The following is an analysis of impaired loans at September 30, 2012 and December 31, 2011.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

At September 30, 2012

Impaired loans without a valuation allowance

Residential loans:
One-to-four family	$177	$177	$-	$194	$-
Home equity loans and lines of credit	64	64	-	23	-
Commercial loans:
One-to-four family investment property	-	-	-	-	-
Multi-family real estate	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Commercial business	-	-	-	-	-

Construction loans:
One-to-four family	767	767	-	887	-
Multi-family	-	-	-	447	23
Non-residential	-	-	-	-	-

Consumer	-	-	-	-	-

Total impaired with no related allowance	$1,008	$1,008	$-	$1,551	$23

Impaired loans with a valuation allowance

Residential loans:
One-to-four family	$660	$664	$109	$755	$8
Home equity loans and lines of credit	13	13	13	13	1

Commercial loans:
One-to-four family investment property	-	-	-	-	-
Multi-family real estate	-	-	-	-	-
Commercial real estate	2,425	2,425	264	523	14
Commercial business	-	-	-	8	-

Construction loans:
One-to-four family	-	-	-	-	-
Multi-family	-	-	-	-	-
Non-residential	-	-	-	-	-
Consumer	-	-	-	-	-

Total with an allowance recorded	$3,098	$3,102	$386	$1,299	$23

At December 31, 2011

Impaired loans without a valuation allowance

Residential loans:
One-to-four family	$-	$-	$-	$16	$-
Home equity loans and lines of credit	-	-	-	-	-

Commercial loans:
One-to-four family investment property	-	-	-	-	-
Multi-family real estate	-	-	-	-	-
Commercial real estate	314	314	-	145	10
Commercial business	-	-	-	63	42

Construction loans:
One-to-four family	732	732	-	225	-
Multi-family	1,269	1,269	-	448	62
Non-residential	-	-	-	-	-

Consumer	-	-	-	-	-

Total impaired with no related allowance	$2,315	$2,315	$-	$897	$114

Impaired loans with a valuation allowance

Residential loans:
One-to-four family	$898	$898	$185	$297	$7
Home equity loans and lines of credit	13	13	13	182	1

Commercial loans:
One-to-four family investment property	-	-	-	-	-
Multi-family real estate	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Commercial business	-	-	-	-	-

Construction loans:
One-to-four family	436	436	121	226	19
Multi-family	-	-	-	-	-
Non-residential	-	-	-	-	-

Consumer	-	-	-	-	-

Total with an allowance recorded	$1,347	$1,347	$319	$705	$27

The following is a summary of loans modified and considered troubled debt restructurings during the nine months ended September 30, 2012.

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
(In thousands)

Residential loans:
One-to-four family	-	$-	$-
Home equity loans and lines of credit	1	-	34
Commercial loans:
One-to-four family investment property	-	-	-
Multi-family real estate	-	-	-
Commercial real estate	-	-	-
Commercial business	-	-	-

Construction loans:
One-to-four family	1	732	767
Multi-family	-	-	-
Non-residential	-	-	-

Consumer	-	-	-

Total troubled debt restructurings	2	$732	$801

The two loan modifications made during the nine months ended September 30, 2012 did not result in a material impact to the allowance for loan loss account.  The modified terms for the one-to-four family construction loan included an extension of the maturity date, as well as $35,000 in additional funds in order to complete the project and allow time for the sale of the property. The Company expects to make a full recovery of principal and interest on this construction loan. The home equity loan was issued to facilitate the borrower’s ability to refinance their first mortgage held by the Bank at another financial institution. The refinancing of the first mortgage resulting in the Company recording a loan loss recovery of $133,000. There are no commitments to lend additional funds to those borrowers whose loans were modified in a troubled debt restructuring as of September 30, 2012.

The following is a summary of troubled debt restructurings in default of the modified terms as of September 30, 2012.

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

The Company expects to make a full recovery of principal and interest on the one-to-four family construction loan.

The following table represents the Company’s loans by risk rating at September 30, 2012 and December 31, 2011. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
	One-to-four family	Home equity loans and lines of credit	One-to-four family investment property	Multi-family real estate	Commercial real estate	Commercial business	One-to-four family	Multi-family	Non- residential	Consumer	Total
	(Inthousands)
At September 30, 2012:

Classification:
Not formally rated	$80,592	$15,798	$-	$-	$-	$-	$-	$-	$-	$435	$96,825
Pass	-	-	9,008	9,486	23,185	6,519	6,337	7,138	451	-	62,124
Special mention	-	-	297	-	-	-	-	-	-	-	297
Substandard	974	78	-	-	3,704	167	767	-	-	-	5,690
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-
Total loans	$81,566	$15,876	$9,305	$9,486	$26,889	$6,686	$7,104	$7,138	$451	$435	$164,936

At December 31, 2011:

Classification:
Not formally rated	$61,715	$17,105	$-	$-	$-	$-	$-	$-	$-	$451	$79,271
Pass	-	-	10,816	13,037	21,643	9,208	10,773	9,387	139	-	75,003
Special mention	-	-	-	-	458	289	-	-	-	-	747
Substandard	898	13	-	-	3,298	640	1,168	1,269	490	-	7,776
Doubtful	-	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-	-
Total loans	$62,613	$17,118	$10,816	$13,037	$25,399	$10,137	$11,941	$10,656	$629	$451	$162,797

Credit Quality Information

The Company utilizes a nine grade internal loan rating system for commercial real estate, construction and residential mortgages and commercial business loans as follows:

Loans rated 1 - 5:  Loans in these categories are considered “pass” rated loans with low to average risk and are not formally rated.

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

Loans serviced for others and mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $83.6 million and $57.9 million at September 30, 2012 and December 31, 2011, respectively.

The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was $639,000 at September 30, 2012 and was determined using the moving average 10-year, U.S. Treasury rate plus 5.0%, adjusted to reflect the current credit spreads and conditions in the market as a discount rate. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association, an independent third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the independent third party valuation specialist.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity-related valuation allowances.

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)

Mortgage servicing rights:
Balance at beginning of period	$475	$424
Additions	386	100
Disposals	-	-
Amortization	(173)	(83)
Balance at end of period	688	441

Valuation allowances:
Balance at beginning of period	17	4
Additions	60	55
Recoveries	-	-
Write-downs	-	-
Balance at end of period	77	59

Mortgage servicing assets, net	$611	$382

Fair value of mortgage servicing assets	$639	$403

(7)           Secured Borrowings and Collateral

Federal Home Loan Bank advances

At September 30, 2012, all Federal Home Loan Bank (“FHLB”) of Boston advances were secured by a blanket security agreement on qualified collateral, principally first mortgage loans on owner-occupied residential property in the amount of $70.9 million, and mortgage-backed securities with a fair value of $8.7 million.

(8)           Fair Value Measurements

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

Level l - Valuation is based on quoted prices in active markets for identical assets or liabilities. Level l assets and liabilities generally include debt and equity securities that are traded in an active exchange market. At September 30, 2012, the Company had no assets or liabilities valued using Level 1 measurements.

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

All of the Company’s securities that are measured at fair value are included in Level 2 and are based on pricing models from independent, third party pricing services that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no liabilities measured at fair value. All of the Company’s impaired loans and other real estate owned that are measured at fair value are included in Level 3 and are based on the appraised value of the underlying collateral considering discounting factors, if deemed appropriate, and adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation. The Company did not have any significant transfers of assets or liabilities to or from Levels 1 and 2 of the fair value hierarchy during the nine-month period ended September 30, 2012.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 are summarized below.

				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
At September 30, 2012

Assets

Securities available for sale

Residential mortgage-backed securities	$-	$6,744	$-	$6,744

At December 31, 2011

Assets

Securities available for sale

Government-sponsored enterprise obligations	$-	$503	$-	$503
Residential mortgage-backed securities	-	3,671	-	3,671
Total securities available for sale	$-	$4,174	$-	$4,174

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. Assets measured at fair value on a non-recurring basis at September 30, 2012 and December 31, 2011 are summarized below. The fair value adjustments relate to the amount of write down recorded as of September 30, 2012 and December 31, 2011.

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
		(In thousands)
At September 30, 2012

Impaired loans	$-	$-	$2,711	$2,711	$(386)
Other real estate owned	-	-	208	208	(14)
	$-	$-	$2,919	$2,919	$(400)

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
		(In thousands)
At December 31, 2011

Impaired loans	$-	$-	$1,028	$1,028	$(319)
Other real estate owned	-	-	30	30	(14)
	$-	$-	$1,058	$1,058	$(333)

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

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

Off-balance-sheet instruments:  Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At September 30, 2012 and December 31, 2011, the fair value of commitments outstanding is not significant since fees charged are not material.

The estimated fair values and related carrying amounts of the Company’s financial instruments at September 30, 2012 and December 31, 2011 are as follows.

	September 30, 2012
	Carrying
	Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$26,840	$26,840	$-	$-	$26,840
Securities available for sale	6,744	-	6,744	-	6,744
Securities held to maturity	1,765	-	1,928	-	1,928
FHLB stock	2,861	2,861	-	-	2,861
Loans held for sale	969	981	-	-	981
Loans, net	163,592	-	-	171,935	171,935
Accrued interest receivable	601	601	-	-	601
Capitalized mortgage servicing rights	611	-	639	-	639

Financial liabilities:
Deposits	$152,890	$-	$153,301	$-	$153,301
Long-term FHLB advances	24,600	-	25,120	-	25,120
Mortgagers’ escrow accounts	898	898	-	-	898
Accrued interest payable	63	63	-	-	63

	December 31, 2011
	Carrying
	Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$19,083	$19,083	$-	$-	$19,083
Securities available for sale	4,174	-	4,174	-	4,174
Securities held to maturity	2,322	-	2,506	-	2,506
FHLB stock	3,111	3,111	-	-	3,111
Loans held for sale	769	780	-	-	780
Loans, net	161,120	-	-	165,806	165,806
Accrued interest receivable	627	627	-	-	627
Capitalized mortgage servicing rights	458	-	493	-	493

Financial liabilities:
Deposits	$151,085	$-	$151,277	$-	$151,277
Securities sold under agreements to repurchase	573	573	-	-	573
Long-term FHLB advances	25,121	-	25,660	-	25,660
Mortgagers’ escrow accounts	730	730	-	-	730
Accrued interest payable	79	79	-	-	79

(9)           Equity Incentive Plan

At September 30, 2012, the Company had one equity incentive plan, which was described more fully in Note 13 of the consolidated financial statements and notes thereto for the year ended December 31, 2011.

The following table presents the activity for the plan for the nine months ended September 30, 2012.

	Stock Options
	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	29,884	$9.45
Granted	12,597	$9.58
Forfeited	(1,800)	$9.44

Outstanding at end of period	40,681	$9.49

Exercisable at end of period	10,406

Weighted average fair value of options granted during the period	$3.98

Options Outstanding			Options Exercisable
Number	Weighted-Average	Weighted	Number	Weighted
Outstanding	Remaining	Average	Exercisable	Average
as of 09/30/2012	Contractual Life	Exercise Price	as of 09/30/2012	Exercise Price

13,323	7.40 Years	$9.33	6,762	$9.33
14,761	8.40 Years	$9.55	3,644	$9.55
12,597	9.40 Years	$9.58	-	-
40,681	8.38 Years	$9.49	10,406	$9.41

	Non-vested
	Restricted Stock
	Number of Shares	Weighted Average Grant Date Value

Outstanding at beginning of year	26,322	$8.29
Granted	12,606	$8.68
Forfeited	(1,620)	$8.22
Vested	(7,027)	$8.16

Outstanding at end of period	30,281	$8.49

As of September 30, 2012, unrecognized share-based compensation expense related to non-vested options amounted to $90,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $204,000. Both amounts are expected to be recognized over a weighted average period of 3.2 years.

For the nine months ended September 30, 2012, the Company recognized compensation expense for stock options of $26,000 with a related tax benefit of $5,000. For the nine months ended September 30, 2012, the Company recognized compensation expense for restricted stock awards of $59,000, with a related tax benefit of $24,000.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects”, “subject”, and “believe”, “will”, “intends”, “will be” or “would”. These statements are subject to change based on various important factors (some of which are beyond Company’s or the Bank’s control) and actual results may differ materially. Accordingly, readers should not place undue reliance on any forward-looking statements, which reflect management’s analysis of factors only as of the date of which they are given. These factors include general economic conditions, trends in interest rates, the ability of our borrowers to repay their loans, the ability of the Company or the Bank to effectively manage its growth, and results of regulatory examinations, among other factors. The foregoing list of important factors is not exclusive. Readers should carefully review the risk factors described in other documents the  Company files from time to time with the Securities and Exchange Commission, including Current Reports on Form 8-K.

Except as required by applicable law and regulation, the Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

The Company’s results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income, primarily from gains on sales of loans. Fees and service charges are additional sources of non-interest income. The Company’s non-interest expense primarily consists of employee compensation and benefits, occupancy and equipment expense, advertising, data processing, professional fees and other operating expenses.

Net income for the nine months ended September 30, 2012 reflected a decline of $64,000, or 10.7% compared to the same period in 2011. Net interest income declined year over year primarily due to a change in the mix of average net interest-earning assets, reflecting cash from loan payoffs flowing into short-term investments. The average balance of short-term investments for the nine months ended September 30, 2012 was $23.4 million, compared to $830,000 for the same period in 2011. The provision for loan losses declined $663,000 for the nine months ended September 30, 2012 compared to the same period in 2011, primarily due to the charge-off of one, residential home equity loan in June 2011. Mortgage banking income increased $553,000, or 347.8% primarily due to the volume of residential loan sales, reflecting the low interest rate environment and significant refinancing volume. Non-interest expenses increased $538,000, or 10.5%, as the Company increased lending staff and made improvements in information technology infrastructure. The Company continues to focus on generating commercial loans, core deposit growth, the development of our mortgage banking operation and operating efficiencies, which we believe will build long-term shareholder value.

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

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For such loans that are classified as impaired, an allowance for loan losses is established when the discounted cash flows or the fair value of the existing collateral (less costs to sell) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses.

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total assets increased $12.4 million, or 6.2%, to $211.8 million at September 30, 2012 from $199.4 million at December 31, 2011. The increase resulted from increases in cash and cash equivalents, securities and loans.

Cash and cash equivalents increased $7.7 million, or 40.6%, to $26.8 million at September 30, 2012 from $19.1 million at December 31, 2011. The increase in cash and cash equivalents resulted primarily from net proceeds of $9.1 million from the Company’s stock offering.

Loans (excluding loans held for sale) increased $2.5 million, or 1.5%, to $163.6 million at September 30, 2012 from $161.1 million at December 31, 2011, due primarily to the purchase and origination of residential jumbo loans and increases in commercial real estate loans, partially offset by decreases in construction, and commercial loans. In July 2012 the Bank purchased, as an extension of our residential loan origination activities, 13 single-family and one condominium, first-lien, primary residence, jumbo residential loans totaling $9.9 million with a weighted average yield of 4.16% and a weighted average maturity of 28.2 years. All of the loans are located in Massachusetts and were underwritten to the Bank’s normal underwriting standards prior to purchase. The purchase was executed as a means of deploying excess cash that has built up over the past several quarters, primarily due to commercial and construction loan payoffs. We have committed to make $7.0 million in additional loan purchases by December 31, 2012 similar in nature to the purchase completed in July. Our primary emphasis continues to be the origination of commercial loans. Despite the current competitive market, we have decided to maintain our historically high underwriting standards instead of relaxing these standards and we have not reduced loan rates below levels at which we could not operate profitably. Commercial real estate loans increased $1.5 million, or 5.9%, to $26.9 million at September 30, 2012 from $25.4 million at December 31, 2011. Construction loans decreased $8.5 million, or 36.7%, to $14.7 million at September 30, 2012 from $23.2 million at December 31, 2011, as residential housing units continued to be sold. The significant majority of our construction loans remain collateralized by residential real estate (97.0% at September 30, 2012 and 97.3% at December 31, 2011). Commercial loans collateralized by residential properties decreased $5.1 million, or 21.2%, to $18.8 million at September 30, 2012 from $23.9 million at December 31, 2011. Commercial business loans decreased $3.5 million, or 34.0%, to $6.7 million at September 30, 2012 from $10.1 million at December 31, 2011.

Our total securities portfolio increased $2.0 million, or 31.0%, to $8.5 million at September 30, 2012 from $6.5 million at December 31, 2011. We used excess cash for securities purchases during the nine months ended September 30, 2012.

Deposits increased $1.8 million, or 1.2%, to $152.9 million at September 30, 2012 from $151.1 million at December 31, 2011. Our continued focus on generating lower-cost “core” deposits (which we define as non-certificate of deposit accounts) resulted in such core deposits increasing $1.4 million, or 1.3%, to $107.1 million at September 30, 2012 from $105.6 million at December 31, 2011, with such deposits representing 70.0% of our deposit portfolio at September 30, 2012 and 69.9% of our deposit portfolio at December 31, 2011.

Total borrowings were $24.6 million at September 30, 2012 compared to $25.7 million at December 31, 2011.

Stockholders’ equity increased $9.8 million to $30.1 million at September 30, 2012 from $20.3 million at December 31, 2011. The increase resulted primarily from net proceeds of $9.1 million from the Company’s stock offering and net income of $532,000 for the nine months ended September 30, 2012.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At		At
	September 30,		December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One-to-four family	$81,566	49.46%	$62,613	38.46%
Home equity loans and lines of credit	15,876	9.63	17,118	10.51
Total residential mortgage loans	97,442	59.09	79,731	48.97

Commercial loans:
One-to-four family investment property	9,305	5.64	10,816	6.64
Multi-family real estate	9,486	5.75	13,037	8.01
Commercial real estate	26,889	16.30	25,399	15.60
Commercial business	6,686	4.05	10,137	6.23
Total commercial loans	52,366	31.74	59,389	36.48

Construction loans:
One-to-four family	7,104	4.31	11,941	7.33
Multi-family	7,138	4.33	10,656	6.55
Non-residential	451	0.27	629	0.39
Total construction loans	14,693	8.91	23,226	14.27

Consumer	435	0.26	451	0.28

Total loans	164,936	100.00%	162,797	100.00%

Other items:
Net deferred loan costs	407		147
Allowance for loan losses	(1,751)		(1,824)

Total loans, net	$163,592		$161,120

Asset Quality. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.

	At September 30,	At December 31,
	2012	2011
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$1,019	$696
Commercial loans	2,116	-
Construction loans	-	2,437
Consumer	-	-

Total non-accrual loans	3,135	3,133

Non-performing restructured loans	767	-

Total non-performing loans	3,902	3,133

Real estate owned	208	30

Total non-performing assets	$4,110	$3,163

Ratios:
Non-performing loans to total loans	2.36%	1.92%
Non-performing assets to total assets	1.94%	1.59%
Allowance for loan losses to non-performing loans	44.87%	58.22%

Total delinquent loans increased $1.6 million, from $2.6 million at December 31, 2011 to $4.1 million at September 30, 2012, primarily due to one commercial real estate loan totaling $2.1 million. This loan was first classified as substandard on June 30, 2010. The Bank is actively working with the borrower to restructure the loan.

Non-performing assets increased $947,000 to $4.1 million at September 30, 2012 compared to $3.2 million at December 31, 2011. The increase in non-performing assets was primarily due to one commercial real estate loan totaling $2.1 million. The Bank is actively working with the borrower to restructure the loan. The non-performing restructured loan balance of $767,000 represents one loan, which the Bank expects to make a full recovery of principal and interest. Total non-performing assets represented 1.94% of total assets at September 30, 2012 and 1.59% of total assets at December 31, 2011.

Loans classified as substandard decreased $2.1 million to $5.7 million at September 30, 2012 from $7.8 at December 31, 2011. The decrease was primarily in construction loans reflecting the sale of units and the payoff of loans refinanced with another financial institution. The remaining substandard construction loan balance of $767,000 represents one loan, which the Bank expects to make a full recovery of principal and interest. All of these credits continue to be managed aggressively.

The allowance for loan losses decreased $73,000 to $1.8 million at September 30, 2012. The decrease was primarily due to the change in the mix of the loan portfolio, as residential loans increased, while commercial and construction loans decreased. Loan charge-offs were $377,000 and loan recoveries were $142,000 for the nine months ended September 30, 2012, as compared to loan charge-offs of $744,000 and loan recoveries of $10,000 for the same period in 2011. The allowance represented 1.06% of total loans at September 30, 2012 and 1.12% of total loans at December 31, 2011. At these levels, the allowance for loan losses as a percentage of non-performing loans was 44.87% at September 30, 2012 and 58.22% at December 31, 2011.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

General. Net income decreased $40,000, or 14.1%, to $244,000 for the three months ended September 30, 2012, compared to net income of $284,000 for the three months ended September 30, 2011. The decrease was due primarily to a decrease in net interest income and an increase in non-interest expense, partially offset by an increase in non-interest income.

Interest and Dividend Income. Interest and dividend income decreased $393,000, or 15.3%, to $2.2 million for the three months ended September 30, 2012 from $2.6 million for the three months ended September 30, 2011. We experienced decreases in interest and dividend income from both loans and securities. Interest income on loans decreased $394,000, or 15.8%, to $2.1 million for the three months ended September 30, 2012 from $2.5 million for the three months ended September 30, 2011, due to a $8.1 million, or 4.7%, decrease in the average balance of loans as well as a 67 basis point decrease in yield to 5.13% for the three months ended September 30, 2012 from 5.80% for the three months ended September 30, 2011. We continued to experienced decreases in commercial and construction loans through September 30, 2012, and as a result have added residential loans, which have been originated or purchased at lower interest rates due to continued low market interest rates. In July 2012 the Bank purchased, as an extension of our residential loan origination activities, 13 single-family and one condominium, first-lien, primary residence, jumbo residential loans totaling $9.9 million with a weighted average yield of 4.16% and a weighted average maturity of 28.2 years. All of the loans are located in Massachusetts and were underwritten to the Bank’s normal underwriting standards prior to purchase. We have committed to make $7.0 million in additional loan purchases similar in nature to the purchase completed in July.

Interest and dividend income on investment securities decreased $15,000, or 17.2%, to $72,000 for the three months ended September 30, 2012 from $87,000 for the three months ended September 30, 2011, due to a 46 basis point decrease in yield to 2.45% for the three months ended September 30, 2012 and by a $319,000, or 2.6% decrease in the average balance of investment securities for the three months ended September 30, 2012.

Interest income on short-term investments increased $16,000 for the three months ended September 30, 2012, as there was no interest income on short-term investments for the three months ended September 30, 2011. The income increase reflected an increase in overnight funds.

Interest Expense. Interest expense decreased $202,000, or 34.8%, to $379,000 for the three months ended September 30, 2012 from $581,000 for the three months ended September 30, 2011. We experienced decreases in interest expense on both deposits and borrowings (primarily long-term FHLB advances). Interest expense on deposits decreased $169,000, or 47.1%, to $190,000 for the three months ended September 30, 2012 from $359,000 for the three months ended September 30, 2011, due to a decrease in rates we paid on interest-bearing deposits, partially offset by an increase in the average balance of deposits. The average rate we paid on interest-bearing deposits decreased to 0.55% for the three months ended September 30, 2012 compared to 1.10% for the three months ended September 30, 2011. We have been able to increase our lower cost “core” deposits, as described above, while also reducing rates in the current low interest rate environment. The average balance of interest-bearing deposits increased $6.4 million, or 4.9%, to $137.4 million for the three months ended September 30, 2012 from $131.0 million for the three months ended September 30, 2011.

Interest expense on FHLB advances decreased $32,000, or 14.5%, to $189,000 for the three months ended September 30, 2012 from $221,000 for the three months ended September 30, 2011. The decrease was primarily due to a decrease in the average balance, which decreased $595,000, or 2.3%, to $25.1 million for the three months ended September 30, 2012 from $25.7 million for the three months ended September 30, 2011 and by a 43 basis point decrease in the average rate we paid on FHLB advances to 3.02% for the three months ended September 30, 2012 compared to 3.45% for the three months ended September 30, 2011. We have been able to reduce our reliance on borrowings, as we have had excess cash to fund our operations.

Net Interest Income. Net interest income decreased $191,000, or 9.6%, to $1.8 million for the three months ended September 30, 2012 compared to $2.0 million for the three months ended September 30, 2011. Our net interest margin decreased 73 basis points, to 3.59% for the three months ended September 30, 2012 compared to 4.32% for the three months ended September 30, 2011, as the yield we earned on interest-earning assets decreased 122 basis points to 4.35% for the three months ended September 30, 2012 compared to 5.57% for the three months ended September 30, 2011, while the rate we paid on interest-bearing liabilities decreased 55 basis points to 0.93% for the three months ended September 30, 2012 compared to 1.48% for the three months ended September 30, 2011.  Our net interest margin may continue to compress in the future due to competitive pricing in our market area.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we recorded a $67,000 provision for loan losses for the three months ended September 30, 2012 compared to $80,000 for the three months ended September 30, 2011. We recorded $137,000 of loan recoveries during the quarter ended September 30, 2012. The provisions recorded resulted in an allowance for loan losses of $1.8 million, or 1.06% of total loans and 44.87% of non-performing loans at September 30, 2012 compared to an allowance for loan losses of $1.8 million, or 1.12% of total loans and 58.22% of non-performing loans at December 31, 2011.

Non-interest Income. Non-interest income increased $413,000, or 203.4%, to $616,000 for the three months ended September 30, 2012 from $203,000 for the three months ended September 30, 2011, primarily due to an increase in mortgage banking income. Mortgage banking income increased $375,000, or 765.3%, to $424,000 for the three months ended September 30, 2012 from $49,000 for the three months ended September 30, 2011. We sold $22.6 million of loans during the three months ended September 30, 2012 compared to $5.3 million of such sales for the three months ended September 30, 2011. The increase in the volume of sold loans was primarily driven by loan refinancing and to a lesser extent the development of our loan origination staff.

Non-interest Expense. Non-interest expense increased $294,000, or 17.7%, to $2.0 million for the three months ended September 30, 2012 from $1.7 million for the three months ended September 30, 2011. Salaries and benefits expense increased $106,000, or 11.1%, primarily due to the costs associated with additional staff and the replacement of existing staff at higher salaries and their related benefits. Occupancy expense increased $37,000, or 19.4% primarily due to repairs made to banking facilities, as well as the replacement of on-staff facilities personnel with a more efficient out-sourced solution. Data processing expense increased $46,000, or 40.0% primarily due to implementation costs associated with the upgrading of software systems. Advertising expense increased $56,000, or 160.0% primarily due to an increase in media advertisements. Other general and administrative expenses increased $32,000, or 13.1%, for the three months ended September 30, 2012 primarily due to the costs associated with implementing the detailed tagging phase of the Extensible Business Reporting Language (‘XBRL”) requirement of the Securities and Exchange Commission.

Income Tax Expense. The income before income taxes of $392,000 resulted in income tax expense of $148,000 for the three months ended September 30, 2012, compared to income before income taxes of $451,000 resulting in an income tax expense of $167,000 for the three months ended September 30, 2011. The effective income tax rate was 37.7% for the three months ended September 30, 2012 compared to 37.0% for the three months ended September 30, 2011.

Average Balance Sheet. The following table sets forth certain information regarding the Company’s average balance sheet at and for the periods indicated, including the average yields on its interest-earning assets and the average costs of its interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-bearing assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the period are derived from average balances that are calculated daily. The average yields and costs include fees that are considered adjustments to such average yields and costs.

	At September 30,		Three Months Ended September 30,
	2012		2012			2011
		Weighted	Average			Average
	Outstanding	Average	Outstanding		Yield/	Outstanding		Yield/
	Balance	Rate	Balance	Interest	Rate (5)	Balance	Interest	Rate (5)
			(Dollars in thousands)
Interest-earning assets:
Loans	$166,312	5.12%	$163,195	$2,092	5.13%	$171,324	$2,486	5.80%
Investment securities (1)	11,370	2.83%	11,768	72	2.45%	12,087	87	2.91%
Short-term investments	24,774	0.23%	25,467	16	0.25%	1,233	-	0.05%
Total interest-earning assets	202,456	4.39%	200,430	2,180	4.35%	184,644	2,573	5.57%
Non-interest-earning assets	9,304		9,087	-		10,545	-
Total assets	$211,760		$209,517	2,180		$195,189	2,573

Interest-bearing liabilities:
Savings deposits	$12,146	0.03%	$13,448	1	0.03%	$11,458	6	0.21%
NOW accounts	23,962	0.22%	22,790	13	0.23%	14,824	16	0.43%
Money market accounts	52,178	0.12%	54,318	18	0.13%	56,054	111	0.79%
Certificates of deposit	45,820	1.33%	46,850	158	1.35%	48,648	226	1.86%
Total interest-bearing deposits	134,106	0.54%	137,406	190	0.55%	130,984	359	1.10%
FHLB advances	24,600	2.97%	25,062	189	3.02%	25,657	221	3.45%
Repurchase agreements	-	0.00%	-	-	0.00%	546	1	0.73%
Total interest-bearing liabilities	158,706	0.92%	162,468	379	0.93%	157,187	581	1.48%
Non-interest-bearing liabilities:
Demand deposits	18,784		17,317			16,884
Other non-interest-bearing liabilities	4,165		950			1,386
Total liabilities	181,655		180,735			175,457
Stockholders’ equity	30,105		28,782			19,732
Total liabilities and equity	$211,760		$209,517			$195,189

Net interest income				$1,801			$1,992
Net interest rate spread (2)		3.47%			3.42%			4.09%
Net interest-earning assets (3)	$43,750		$37,962			$27,457
Net interest margin (4)					3.59%			4.32%
Average of interest-earning assets to interest-bearing liabilities					123.37%			117.47%

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

	For the Three Months Ended September 30, 2012
	Compared to the Three Months Ended
	September 30, 2011
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$(118)	$(276)	$(394)
Investment securities	(2)	(13)	(15)
Short-term investments	3	13	16

Total interest-earning assets	(117)	(276)	(393)

Interest-bearing liabilities:
Savings deposits	1	(6)	(5)
NOW accounts	9	(12)	(3)
Money market accounts	(3)	(90)	(93)
Certificates of deposit	(8)	(60)	(68)

Total interest-bearing deposits	(1)	(168)	(169)

FHLB advances	(5)	(27)	(32)
Repurchase agreements	(1)	-	(1)

Total interest-bearing liabilities	(7)	(195)	(202)

Change in net interest income	$(110)	$(81)	$(191)

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

General. Net income decreased $60,000, or 10.7%, to $532,000 for the nine months ended September 30, 2012, compared to net income of $596,000 for the nine months ended September 30, 2011. The decrease was due primarily to a decrease in net interest income and an increase in non-interest expense, partially offset by a decrease in the provision for loan losses and an increase in non-interest income.

Interest and Dividend Income. Interest and dividend income decreased $1.4 million, or 17.1%, to $6.8 million for the nine months ended September 30, 2012 from $8.1 million for the nine months ended September 30, 2011. We experienced decreases in interest and dividend income from both loans and securities. Interest income on loans decreased $1.3 million, or 17.3%, to $6.5 million for the nine months ended September 30, 2012 from $7.9 million for the nine months ended September 30, 2011, due to a $16.8 million, or 9.4%, decrease in the average balance of loans as well as a 52 basis point decrease in yield to 5.40% for the nine months ended September 30, 2012 from 5.92% for the nine months ended September 30, 2011. We continued to experienced decreases in commercial and construction loans through September 30, 2012, and as a result have added residential loans, which have been originated or purchased at lower interest rates due to continued low market interest rates. In July 2012 the Bank purchased, as an extension of our residential loan origination activities, 13 single-family and one condominium, first-lien, primary residence, jumbo residential loans totaling $9.9 million with a weighted average yield of 4.16% and a weighted average maturity of 28.2 years. All of the loans are located in Massachusetts and were underwritten to the Bank’s normal underwriting standards prior to purchase. We have committed to make $7.0 million in additional loan purchases similar in nature to the purchase completed in July.

Interest and dividend income on investment securities decreased $60,000, or 21.6%, to $218,000 for the nine months ended September 30, 2012 from $278,000 for the nine months ended September 30, 2011, due to a 45 basis point decrease in yield to 2.55% for the nine months ended September 30, 2012 and by a $954,000, or 7.7% decrease in the average balance of investment securities for the nine months ended September 30, 2012.

Interest income on short-term investments increased $35,000 for the nine months ended September 30, 2012, as there was no interest income on short-term investments for the nine months ended September 30, 2011. The income increase reflected an increase in overnight funds.

Interest Expense. Interest expense decreased $569,000, or 30.0%, to $1.3 million for the nine months ended September 30, 2012 from $1.9 million for the nine months ended September 30, 2011. We experienced decreases in interest expense on both deposits and borrowings (primarily long-term FHLB advances). Interest expense on deposits decreased $486,000, or 40.9%, to $703,000 for the nine months ended September 30, 2012 from $1.2 million for the nine months ended September 30, 2011, due to a decrease in rates we paid on interest-bearing deposits, partially offset by an increase in the average balance of deposits. The average rate we paid on interest-bearing deposits decreased to 0.68% for the nine months ended September 30, 2012 compared to 1.19% for the nine months ended September 30, 2011. We have been able to increase our lower cost “core” deposits, as described above, while also reducing rates in the current low interest rate environment. The average balance of interest-bearing deposits increased $5.0 million, or 3.8%, to $137.8 million for the nine months ended September 30, 2012 from $132.8 million for the nine months ended September 30, 2011.

Interest expense on FHLB advances decreased $82,000, or 11.8%, to $624,000 for the nine months ended September 30, 2012 from $706,000 for the nine months ended September 30, 2011. The decrease was primarily due to a decrease in the average balance, which decreased $5.1 million, or 16.9%, to $25.1 million for the nine months ended September 30, 2012 from $30.2 million for the nine months ended September 30, 2011, partially offset by a 20 basis point increase in the average rate we paid on FHLB advances to 3.32% for the nine months ended September 30, 2012 compared to 3.12% for the nine months ended September 30, 2011. The increase in the average rate paid reflected the maturing of lower rate advances. We have been able to reduce our reliance on borrowings, as we have had excess cash to fund our operations.

Net Interest Income. Net interest income decreased $821,000, or 13.1%, to $5.4 million for the nine months ended September 30, 2012 compared to $6.2 million for the nine months ended September 30, 2011. Our net interest margin decreased 66 basis points, to 3.71% for the nine months ended September 30, 2012 compared to 4.37% for the nine months ended September 30, 2011, as the yield we earned on interest-earning assets decreased 109 basis points to 4.61% for the nine months ended September 30, 2012 compared to 5.70% for the nine months ended September 30, 2011, while the rate we paid on interest-bearing liabilities decreased 46 basis points to 1.09% for the nine months ended September 30, 2012 compared to 1.55% for the nine months ended September 30, 2011.  Our net interest margin may continue to compress in the future due to competitive pricing in our market area.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we recorded a $162,000 provision for loan losses for the nine months ended September 30, 2012 compared to $825,000 for the nine months ended September 30, 2011. The provision from the nine months ended September 30, 2011 was primarily due to one residential home equity loan that was charged off. We recorded $142,000 of loan recoveries during the nine months ended September 30, 2012. The provisions recorded resulted in an allowance for loan losses of $1.8 million, or 1.02% of total loans and 44.87% of non-performing loans at September 30, 2012 compared to an allowance for loan losses of $1.8 million, or 1.12% of total loans and 58.22% of non-performing loans at December 31, 2011.

Non-interest Income. Non-interest income increased $601,000, or 95.9%, to $1.2 million for the nine months ended September 30, 2012 from $627,000 for the nine months ended September 30, 2011, primarily due to an increase in mortgage banking income. Mortgage banking income increased $553,000, or 347.8%, to $712,000 for the nine months ended September 30, 2012 from $159,000 for the nine months ended September 30, 2011. We sold $40.5 million of loans during the nine months ended September 30, 2012 compared to $10.5 million of such sales for the nine months ended September 30, 2011. The increase in the volume of sold loans was primarily driven by loan refinancing and to a lesser extent the development of our loan origination staff.

Non-interest Expense. Non-interest expense increased $538,000, or 10.5%, to $5.7 million for the nine months ended September 30, 2012 and from $5.1 million for the nine months ended September 30, 2011. Salaries and benefits expense increased $236,000, or 8.1%, primarily due to the costs associated with additional staff and the replacement of existing staff at higher salaries. Occupancy expense increased $83,000, or 14.4% primarily due to the replacement of on-staff facilities personnel with a more efficient out-sourced solution, as well as repairs made to banking facilities. Data processing expense increased $74,000, or 22.3% primarily due to implementation costs associated with the upgrading of software systems and costs associated with information technology infrastructure upgrades. Advertising expense increased $73,000, or 37.8% primarily due to an increase in media advertisements. Other general and administrative expenses increased $74,000, or 10.9%, for the nine months ended September 30, 2012 primarily due to the costs associated with implementing the detailed tagging phase of the Extensible Business Reporting Language (‘XBRL”) requirement of the Securities and Exchange Commission and included expenses associated with using the trade name Georgetown Bank as part of a marketing campaign.

Income Tax Expense. The income before income taxes of $827,000 resulted in income tax expense of $295,000 for the nine months ended September 30, 2012, compared to income before income taxes of $922,000 resulting in an income tax expense of $326,000 for the nine months ended September 30, 2011. The effective income tax rate was 35.6% for the nine months ended September 30, 2012 compared to 35.3% for the nine months ended September 30, 2011.

Average Balance Sheet. The following table sets forth certain information regarding the Company’s average balance sheet at and for the periods indicated, including the average yields on its interest-earning assets and the average costs of its interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-bearing assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the period are derived from average balances that are calculated daily. The average yields and costs include fees that are considered adjustments to such average yields and costs.

	At September 30,		Nine Months Ended September 30,
	2012		2012			2011
		Weighted	Average			Average
	Outstanding	Average	Outstanding		Yield/	Outstanding		Yield/
	Balance	Rate	Balance	Interest	Rate (5)	Balance	Interest	Rate (5)
			(Dollars in thousands)
Interest-earning assets:
Loans	$166,312	5.12%	$160,593	$6,504	5.40%	$177,348	$7,869	5.92%
Investment securities (1)	11,370	2.83%	11,404	218	2.55%	12,358	278	3.00%
Short-term investments	24,774	0.23%	23,353	35	0.20%	830	-	0.05%
Total interest-earning assets	202,456	4.39%	195,350	6,757	4.61%	190,536	8,147	5.70%
Non-interest-earning assets	9,304		9,130	-		10,423	-
Total assets	$211,760		$204,480	6,757		$200,959	8,147

Interest-bearing liabilities:
Savings deposits	$12,146	0.03%	$12,777	10	0.10%	$11,745	19	0.22%
NOW accounts	23,962	0.22%	20,519	45	0.29%	14,614	48	0.44%
Money market accounts	52,178	0.12%	58,159	169	0.39%	56,443	369	0.87%
Certificates of deposit	45,820	1.33%	46,359	479	1.38%	49,991	753	2.01%
Total interest-bearing deposits	134,106	0.54%	137,814	703	0.68%	132,793	1,189	1.19%
FHLB advances	24,600	2.97%	25,090	624	3.32%	30,204	706	3.12%
Repurchase agreements	-	0.00%	250	1	0.53%	425	2	0.63%
Total interest-bearing liabilities	158,706	0.92%	163,154	1,328	1.09%	163,422	1,897	1.55%
Non-interest-bearing liabilities:
Demand deposits	18,784		16,225			16,321
Other non-interest-bearing liabilities	4,165		1,881			1,639
Total liabilities	181,655		181,260			181,382
Stockholders’ equity	30,105		23,220			19,577
Total liabilities and equity	$211,760		$204,480			$200,959

Net interest income				$5,429			$6,250
Net interest rate spread (2)		3.47%			3.52%			4.15%
Net interest-earning assets (3)	$43,750		$32,196			$27,114
Net interest margin (4)					3.71%			4.37%
Average of interest-earning assets to interest-bearing liabilities					119.73%			116.59%

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

	For the Nine Months Ended September 30, 2012
	Compared to the Nine Months Ended
	September 30, 2011
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$(743)	$(622)	$(1,365)
Investment securities	(21)	(39)	(60)
Short-term investments	8	27	35

Total interest-earning assets	(756)	(634)	(1,390)

Interest-bearing liabilities:
Savings deposits	2	(11)	(9)
NOW accounts	19	(22)	(3)
Money market accounts	11	(211)	(200)
Certificates of deposit	(55)	(219)	(274)

Total interest-bearing deposits	(23)	(463)	(486)

FHLB advances	(120)	38	(82)
Repurchase agreements	(1)	-	(1)

Total interest-bearing liabilities	(144)	(425)	(569)

Change in net interest income	$(612)	$(209)	$(821)

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of residential loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities. The excess cash and cash equivalent balances are expected to be used to fund increases in loans and securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $26.8 million. The level of cash and cash equivalents reflects a significant amount of commercial and construction loan payoffs over the past several quarters. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $6.7 million at September 30, 2012. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $105.9 million. At September 30, 2012, we had $24.6 million in FHLB advances outstanding and $696,000 in brokered certificates of deposit, allowing the Company access to an additional $80.5 million in wholesale funds based on policy guidelines.

At September 30, 2012, we had $16.4 million in loan commitments outstanding. In addition to commitments to originate loans, we had $20.8 million in unadvanced funds to borrowers.

Related to our secondary market activities, we had $9.1 million of forward loan sale commitments at September 30, 2012. These forward loan sale commitments were used to offset the interest rate risk associated with mortgage loans, which have had their interest rate locked by our customers.

Certificates of deposit due within one year of September 30, 2012 totaled $26.0 million, or 17.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

Our primary investing activities are the origination and purchase of loans and the purchase of securities. During the nine months ended September 30, 2012, we originated $88.8 million and purchased $9.9 million of residential jumbo loans in July 2012. We have committed to make $7.0 million in additional loan purchases similar in nature to the purchase completed in July. We also sold $40.5 million in conforming residential mortgage loans for the nine months ended September 30, 2012.

Financing activities consist primarily of activity in deposit accounts, FHLB borrowings and advances and the sale of residential mortgages. We experienced a net increase in total deposits of $1.8 million for the nine months ended September 30, 2012. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive.

FHLB borrowings and advances reflected a net decrease of $521,000 during the nine months ended September 30, 2012. FHLB borrowings and advances have primarily been used to fund loan demand.

Capital Management. The Bank is subject to various regulatory capital requirements including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, the Bank exceeded all of its regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

Net proceeds of $9.1 million from our stock offering completed on July 11, 2012 have increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations have been enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity has been adversely affected following the stock offering.

On June 6, 2012, the Office of the Comptroller of the Currency (the “OCC”) and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”). The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rules will become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019.

Off-Balance Sheet Arrangements.   For the nine months ended September 30, 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 1A. Risk Factors

Other than as set forth in prior filings with the Securities and Exchange Commission or this Quarterly Report on Form 10-Q, there have been no material changes to the Risk Factors set forth in the Company’s prospectus dated May 14, 2012, as filed with the Securities and Exchange Commission on May 31, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) On July 11, 2012, the Company completed the sale of 1,100,000 shares of its common stock par value $0.01 per share, in connection with the mutual-to-stock conversion of Georgetown Bancorp, MHC. As of September 30, 2012, the Company had invested $5.0 million of the net proceeds it received from the sale into the Bank’s operations and has retained the remaining amount for general corporate purposes.

The effective date of the Company’s registration statement (Commission No. 001-35595) was May 14, 2012. The Company registered for offer and sale shares of common stock, par value $0.01, at a sales price of $10.00 per share.

The selling agent who assisted the Company in the sale of its common stock was Keefe, Bruyette & Woods. For their services, Keefe, Bruyette & Woods received an administrative services fee of $25,000 and a sales fee equal to 1.0% of the dollar amount of the shares of common stock sold in the subscription and community offerings and a sales fee equal to 6.0% of the dollar amount of the shares of common stock sold in the syndicated offering, except that no fee was payable to Keefe, Bruyette & Woods with respect to shares purchased by officers, directors and employees or their immediate families, or shares purchased by the Company’s tax-qualified and non-qualified employee benefit plans. In addition, Keefe, Bruyette & Woods was reimbursed for expenses, including attorney fees.

From the effective date of the registration statement until September 30, 2012 the Company utilized $880,000 to fund the new ESOP loan and incurred expenses in connection with the offer and sale of the common stock totaling $1.1 million, resulting in net proceeds to the Company of $9.1 million.

c) The Company did not repurchase any shares during the quarter ended September 30, 2012.

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

Item 6.   Exhibits

31.1     Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.0                                    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101 The following financial statements from Georgetown Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 14, 2012, formatted in XBRL: (i) Condensed Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’Equity, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to Condensed Consolidated Financial Statements.

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

GEORGETOWN BANCORP, INC.
(Registrant)

Date: November 14, 2012	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)