Form 10-Q
period 2013-03-31
Georgetown Bancorp, Inc.
filed 2013-05-14
CIK 1542299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 1,930,714 shares outstanding as of May 8, 2013.

Form 10-Q

GEORGETOWN BANCORP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At	At
	March 31,	December 31,
	2013	2012
	(Unaudited)
	(In thousands)

ASSETS

Cash and due from banks	$2,264	$2,228
Short-term investments	2,501	4,561
Total cash and cash equivalents	4,765	6,789

Securities available for sale, at fair value	9,199	8,184
Securities held to maturity, at amortized cost	1,459	1,594
Federal Home Loan Bank stock, at cost	2,629	2,861
Loans held for sale	1,297	2,606
Loans, net of allowance for loan losses of $1,741,000 at March 31, 2013 and $1,780,000 at December 31, 2012	182,826	180,599
Premises and equipment, net	3,714	3,753
Accrued interest receivable	575	617
Bank-owned life insurance	2,821	2,797
Other real estate owned	269	203
Prepaid FDIC insurance	180	215
Other assets	1,595	1,384

Total assets	$211,329	$211,602

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$146,623	$154,439
Short-term Federal Home Loan Bank borrowings	11,000	—
Long-term Federal Home Loan Bank borrowings	20,100	23,600
Mortgagors’ escrow accounts	1,193	1,034
Accrued expenses and other liabilities	1,946	1,966
Total liabilities	180,862	181,039

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share: 50,000,000 shares authorized at March 31, 2013 and December 31, 2012; none outstanding	—	—
Common stock, $0.01 par value per share: 100,000,000 shares authorized, 1,942,514 shares issued at March 31, 2013 and 1,940,259 shares issued at December 31, 2012	19	19
Additional paid-in capital	20,696	20,669
Retained earnings	11,089	10,958
Accumulated other comprehensive income	164	183
Unearned compensation - ESOP (99,557 shares unallocated at March 31, 2013 and 101,367 shares unallocated at December 31, 2012)	(1,063)	(1,084)
Unearned compensation - Restricted stock (42,225 shares non-vested at March 31, 2013 and 30,281 shares non-vested at December 31, 2012)	(438)	(182)
Total stockholders’ equity	30,467	30,563

Total liabilities and stockholders’ equity	$211,329	$211,602

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except share and per share data)

Interest and dividend income:
Loans, including fees	$2,156	$2,251
Securities	54	63
Short-term investments	2	7
Total interest and dividend income	2,212	2,321

Interest expense:
Deposits	140	283
Short-term Federal Home Loan Bank borrowings	4	—
Long-term Federal Home Loan Bank borrowings	151	218
Securities sold under agreements to repurchase	—	1
Total interest expense	295	502

Net interest and dividend income	1,917	1,819
Provision for loan losses	90	64
Net interest and dividend income, after provision for loan losses	1,827	1,755

Non-interest income:
Customer service fees	133	132
Mortgage banking income, net	421	125
Income from bank-owned life insurance	24	24
Net gain on sale of other real estate owned	19	—
Other	24	2
Total non-interest income	621	283

Non-interest expenses:
Salaries and employee benefits	1,197	1,023
Occupancy and equipment expenses	231	214
Data processing expenses	186	121
Professional fees	87	101
Advertising expenses	75	92
FDIC insurance	40	39
Other general and administrative expenses	295	215
Total non-interest expenses	2,111	1,805

Income before income taxes	337	233

Income tax provision	128	80

Net income	$209	$153

Weighted-average number of common shares outstanding:
Basic	1,842,974	1,914,179
Diluted	1,846,984	1,914,179

Earnings per share:
Basic	$0.11	$0.08
Diluted	$0.11	$0.08

Other comprehensive income:

Other comprehensive income, net of tax:
Unrealized loss on securities available for sale	(19)	(10)

Comprehensive income	$190	$143

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation-	Compensation-	Treasury
	Stock	Capital	Earnings	Income	ESOP	Restricted Stock	Stock	Total
	(In thousands)

Balance at December 31, 2011	$278	$11,496	$10,010	$134	$(286)	$(167)	$(1,136)	$20,329

Net income	—	—	153	—	—	—	—	153
Net unrealized loss on securities available for sale, net of related tax effects of $5,000	—	—	—	(10)	—	—	—	(10)

Common stock held by ESOP allocated or committed to be allocated (1,473 shares)	—	(7)	—	—	21	—	—	14

Restricted stock granted in connection with equity incentive plan (12,606 shares)	—	109	—	—	—	(109)	—	—

Forfeiture of restricted stock (1,620 shares)	—	(13)	—	—	—	13	—	—

Reissuance of treasury stock (7,027 shares)	—	(83)	—	—	—	—	83	—

Purchase of treasury stock (986 shares)	—	—	—	—	—	—	(8)	(8)

Share based compensation - options	—	8	—	—	—	—	—	8
Share based compensation - restricted stock	—	—	—	—	—	17	—	17

Balance at March 31, 2012	$278	$11,510	$10,163	$124	$(265)	$(246)	$(1,061)	$20,503

Balance at December 31, 2012	$19	$20,669	$10,958	$183	$(1,084)	$(182)	$—	$30,563

Net income	—	—	209	—	—	—	—	209
Net unrealized loss on securities available for sale, net of related tax effects of $10,000	—	—	—	(19)	—	—	—	(19)

Cash dividend declared ($0.04 per share, 1,940,259 shares)	—	—	(78)	—	—	—	—	(78)

Repurchased stock related to buyback program (18,312 shares)	—	(242)	—	—	—	—	—	(242)

Common stock held by ESOP allocated or committed to be allocated (1,810 shares)	—	2	—	—	21	—	—	23

Restricted stock granted in connection with equity incentive plan (22,000 shares)	—	281	—	—	—	(281)	—	—

Purchased stock related to vested restricted stock (1,933 shares)	—	(25)	—	—	—	—	—	(25)

Share based compensation - options	—	11	—	—	—	—	—	11
Share based compensation - restricted stock	—	—	—	—	—	25	—	25

Balance at March 31, 2013	$19	$20,696	$11,089	$164	$(1,063)	$(438)	$—	$30,467

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$209	$153
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	90	64
Amortization of securities, net	29	—
Net change in loan fees and costs	24	(19)
Depreciation and amortization expense	67	68
Decrease in accrued interest receivable	42	18
Income from bank-owned life insurance	(24)	(24)
Stock-based compensation expense	59	39
Gain on sales of loans	(425)	(191)
Loans originated for sale	(14,897)	(8,023)
Proceeds from sales of loans	16,631	8,319
Gain on sale of other real estate owned	(19)	—
Decrease in prepaid FDIC insurance	35	36
Net change in other assets and liabilities	(221)	(217)
Net cash provided by operating activities	1,600	223

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	1,004	301
Purchases	(2,077)	(2,072)
Maturities, prepayments and calls of securities held to maturity	135	191
Redemption of Federal Home Loan Bank stock	232	250
Loan originations, net	(2,585)	4,802
Principal balance of portfolio loans sold	—	314
Proceeds from sale of other real estate owned	197	—
Purchase of premises and equipment	(28)	(13)
Net cash (used in) provided by investing activities	(3,122)	3,773

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(concluded)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Cash flows from financing activities:
Net change in deposits	(7,816)	4,148
Net change in securities sold under agreements to repurchase	—	(146)
Net change in Federal Home Loan Bank borrowings with maturities of three months or less	11,000	—
Proceeds of Federal Home Loan Bank borrowings with maturities greater than three months	1,000	—
Repayments of Federal Home Loan Bank borrowings with maturities greater than three months	(4,500)	(21)
Net change in mortgagors’ escrow accounts	159	75
Repurchase of common stock	(267)	(8)
Cash dividends paid on common stock	(78)	—
Net cash (used in) provided by financing activities	(502)	4,048

Net change in cash and cash equivalents	(2,024)	8,044

Cash and cash equivalents at beginning of period	6,789	19,083

Cash and cash equivalents at end of period	$4,765	$27,127

Supplementary information:
Interest paid on deposit accounts	$139	$284
Interest paid on borrowings	165	219
Income taxes paid	61	71
Loans transferred to other real estate owned	244	—
Due to broker for investment purchase	—	2,079

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Basis of Presentation

The accompanying unaudited financial statements of Georgetown Bancorp, Inc., a Maryland corporation, (the “Company”) were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2012 Consolidated Financial Statements presented in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 29, 2013. The consolidated financial statements include the accounts of Georgetown Bank (the “Bank”) and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

(2)           Corporate Structure

In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized Georgetown Federal as a federally-chartered corporation that owns 100% of the common stock of the Bank (in stock form); and (iii) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owned 56.7% of the Common Stock of Georgetown Federal as of June 30, 2012. On November 28, 2011, the Boards of Directors of Georgetown Federal, Georgetown Bancorp, MHC and the Bank each unanimously adopted a Plan of Conversion or Reorganization of the Mutual Holding Company pursuant to which Georgetown Bancorp, MHC  undertook a “second-step” conversion and now ceases to exist. Georgetown Bancorp, MHC reorganized from a two-tier mutual holding company structure to a fully public stock holding company structure effective July 11, 2012, and, as a result, the Bank is now the wholly-owned subsidiary of the Company.

As a result of the second-step conversion, all shares and per share amounts in the consolidated statements of comprehensive income and notes to consolidated financial statements have been restated giving retroactive recognition to the second-step exchange ratio of 0.72014-to-one. Options presented under the Company’s 2009 Equity Incentive Plan, common shares held by the Bank’s Employee Stock Ownership Plan (“ESOP”) and shares of restricted stock before the second-step conversion were also exchanged using the exchange ratio of 0.72014-to-one. Additionally, all treasury shares were retired as part of the second-step conversion.

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

Earnings per common share have been computed based on the following.

	Three Months Ended
	March 31,
	2013	2012

Net income available to common stockholders	$209,000	$153,000

Basic common shares:
Weighted average shares outstanding	1,908,514	1,906,503
Less: Weighted average unallocated ESOP shares	(100,731)	(20,086)
Add: Weighted average unvested restricted shares with non-forfeitable dividend rights	35,191	27,762
Basic weighted average common shares outstanding	1,842,974	1,914,179

Dilutive potential common shares	4,010	—

Diluted weighted average common shares outstanding	1,846,984	1,914,179

Basic earnings per share	$0.11	$0.08

Diluted earnings per share	$0.11	$0.08

Options to purchase 40,681 shares, representing outstanding options that were granted in 2010, 2011 and 2012, were included in the computation of diluted earnings per share for the three-month period ended March 31, 2013. Options to purchase 22,000 shares that were granted in 2013 were not included in the computation of diluted earnings per share for three-month period ended March 31, 2013, because to do so would have been antidilutive. Options to purchase 13,502 shares, representing outstanding options that were granted in 2010, were included in the computation of diluted earnings per share for the three-month period ended March 31, 2012. Options to purchase 27,359 shares that were granted in 2011 and 2012 were not included in the computation of diluted earnings per share for three month period ended March 31, 2012, because to do so would have been antidilutive.  The result of the computation for the three months ended March 31, 2012 was that there were no dilutive potential common shares.

(4)           Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  2011-11, “Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities.” This ASU is to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in this ASU are effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.”  The amendments in this update clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  For public and nonpublic entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this update do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted.  The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” The objective of the amendments in this ASU is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013; and should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU scope that exist at the beginning of an entity’s fiscal year of adoption. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments in this ASU are being issued to clarify when an entity should apply the liquidation basis of accounting. The guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Additionally, the amendments require disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued and the expected duration of the liquidation process. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013 and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company anticipates that the adoption of this guidance will not have an impact on its consolidated financial statements.

(5)           Securities

A summary of securities is as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At March 31, 2013

Securities available for sale

Residential mortgage-backed securities	$8,944	$255	$—	$9,199

Securities held to maturity

Residential mortgage-backed securities	$1,459	$119	$—	$1,578

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At December 31, 2012

Securities available for sale

Residential mortgage-backed securities	$7,900	$284	$—	$8,184

Securities held to maturity

Residential mortgage-backed securities	$1,594	$137	$—	$1,731

All residential mortgage-backed securities have been issued by government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities at March 31, 2013 is as follows.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(In thousands)

Residential mortgage-backed securities	$8,944	$9,199	$1,459	$1,578

There were no sales of securities for the three months ended March 31, 2013 and 2012.

There were no securities with gross unrealized losses at March 31, 2013 and December 31, 2012.

(6)               Loans and Servicing

Loans

A summary of loans is as follows.

	At		At
	March 31,		December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$94,689	51.46%	$95,546	52.54%
Home equity loans and lines of credit	14,813	8.05	15,560	8.56
Total residential mortgage loans	109,502	59.51	111,106	61.10

Commercial loans:
One- to four-family investment property	12,164	6.61	11,355	6.25
Multi-family real estate	5,451	2.96	5,346	2.94
Commercial real estate	34,067	18.51	32,730	18.00
Commercial business	8,361	4.54	8,653	4.76
Total commercial loans	60,043	32.62	58,084	31.95

Construction loans:
One- to four-family	6,545	3.56	7,379	4.06
Multi-family	3,975	2.16	3,665	2.02
Non-residential	3,572	1.94	1,161	0.64
Total construction loans	14,092	7.66	12,205	6.72

Consumer	384	0.21	414	0.23

Total loans	184,021	100.00%	181,809	100.00%

Other items:
Net deferred loan costs	546		570
Allowance for loan losses	(1,741)		(1,780)

Total loans, net	$182,826		$180,599

An analysis of the allowance for loan losses at or for the three months ended March 31, 2013 and at or for the year ended December 31, 2012 is below. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
	One- to four- family	Home equity loans and lines of credit	One- to four- family investment property	Multi-family real estate	Commercial real estate	Commercial business	One- to four- family	Multi-family	Non- residential	Consumer	Total
	(In thousands)
At March 31, 2013

Allowance for loan losses

Beginning Balance	$378	$254	$62	$40	$668	$159	$149	$34	$25	$11	$1,780
Charge-offs	(130)	—	—	—	—	—	—	—	—	(2)	(132)
Recoveries	—	—	—	—	—	—	—	—	—	3	3
Provision (benefit)	49	(12)	5	1	20	(6)	(20)	3	52	(2)	90
Ending Balance	$297	$242	$67	$41	$688	$153	$129	$37	$77	$10	$1,741

Ending balance:
individually evaluated for impairment	$14	$13	$—	$—	$213	$—	$—	$—	$—	$—	$240

Ending balance:
collectively evaluated for impairment	$283	$229	$67	$41	$475	$153	$129	$37	$77	$10	$1,501

Loans

Ending Balance	$94,689	$14,813	$12,164	$5,451	$34,067	$8,361	$6,545	$3,975	$3,572	$384	$184,021

Ending balance:
individually evaluated for impairment	$280	$443	$—	$—	$2,410	$—	$—	$—	$—	$—	$3,133

Ending balance:
collectively evaluated for impairment	$94,409	$14,370	$12,164	$5,451	$31,657	$8,361	$6,545	$3,975	$3,572	$384	$180,888

At December 31, 2012

Allowance for loan losses

Beginning Balance	$346	$341	$59	$98	$400	$234	$228	$98	$11	$9	$1,824
Charge-offs	(144)	—	—	—	—	(13)	(191)	—	—	(38)	(386)
Recoveries	137	—	—	—	—	—	—	—	—	5	142
Provision (benefit)	39	(87)	3	(58)	268	(62)	112	(64)	14	35	200
Ending Balance	$378	$254	$62	$40	$668	$159	$149	$34	$25	$11	$1,780

Ending balance:
individually evaluated for impairment	$93	$13	$—	$—	$214	$—	$—	$—	$—	$—	$320

Ending balance:
collectively evaluated for impairment	$285	$241	$62	$40	$454	$159	$149	$34	$25	$11	$1,460

Loans

Ending Balance	$95,546	$15,560	$11,355	$5,346	$32,730	$8,653	$7,379	$3,665	$1,161	$414	$181,809

Ending balance:
individually evaluated for impairment	$658	$45	$—	$—	$2,412	$—	$—	$—	$—	$—	$3,115

Ending balance:
collectively evaluated for impairment	$94,888	$15,515	$11,355	$5,346	$30,318	$8,653	$7,379	$3,665	$1,161	$414	$178,694

The following is a summary of past-due and non-accrual loans at March 31, 2013 and December 31, 2012. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
At March 31, 2013:

Residential loans:
One- to four-family	$—	$—	$—	$—	$94,689	$94,689	$—	$280
Home equity loans and lines of credit	—	—	399	399	14,414	14,813	—	412

Commercial loans:
One- to four-family investment property	—	—	—	—	12,164	12,164	—	—
Multi-family real estate	—	—	—	—	5,451	5,451	—	—
Commercial real estate	—	—	—	—	34,067	34,067	—	2,105
Commercial business	—	—	—	—	8,361	8,361	—	—

Construction loans:
One- to four-family	—	—	—	—	6,545	6,545	—	—
Multi-family	—	—	—	—	3,975	3,975	—	—
Non-residential	—	—	—	—	3,572	3,572	—	—

Consumer	1	—	—	1	383	384	—	—

Total	$1	$—	$399	$400	$183,621	$184,021	$—	$2,797

At December 31, 2012:

Residential loans:
One- to four-family	$—	$284	$374	$658	$94,888	$95,546	$—	$658
Home equity loans and lines of credit	16	—	399	415	15,145	15,560	—	412

Commercial loans:
One- to four-family investment property	—	—	—	—	11,355	11,355	—	—
Multi-family real estate	—	—	—	—	5,346	5,346	—	—
Commercial real estate	1,258	—	—	1,258	31,472	32,730	—	2,105
Commercial business	—	—	—	—	8,653	8,653	—	—

Construction loans:
One- to four-family	—	—	—	—	7,379	7,379	—	—
Multi-family	—	—	—	—	3,665	3,665	—	—
Non-residential	—	—	—	—	1,161	1,161	—	—

Consumer	20	2	—	22	392	414	—	—

Total	$1,294	$286	$773	$2,353	$179,456	$181,809	$—	$3,175

The following is an analysis of impaired loans at March 31, 2013 and December 31, 2012.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

At March 31, 2013

Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$—	$—	$—	$—	$—
Home equity loans and lines of credit	430	430	—	331	—
Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—

Total impaired with no related allowance	$430	$430	$—	$331	$—

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$280	$280	$14	$563	$4
Home equity loans and lines of credit	13	13	13	13	—

Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	2,410	2,517	213	2,411	26
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total with an allowance recorded	$2,703	$2,810	$240	$2,987	$30

At December 31, 2012

Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$—	$—	$—	$176	$—
Home equity loans and lines of credit	32	32	—	30	—

Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	801	—
Multi-family	—	—	—	344	23
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—

Total impaired with no related allowance	$32	$32	$—	$1,351	$23

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$658	$684	$93	$734	$10
Home equity loans and lines of credit	13	13	13	13	1

Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	2,412	2,519	214	958	19
Commercial business	—	—	—	6	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—

Total with an allowance recorded	$3,083	$3,216	$320	$1,711	$30

There were no loan modifications made that resulted in the classification of a troubled debt restructure (TDR) during the three months ended March 31, 2013. There was one loan modification made during the three months ended March 31, 2012 that was classified as a TDR.  This one- to four-family construction loan was subsequently paid in full during 2012 according to its modified terms.

At March 31, 2013 and December 31, 2012 there were no TDRs in default of their modified terms.

The following table represents the Company’s loans by risk rating at March 31, 2013 and December 31, 2012. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
	One- to four- family	Home equity loans and lines of credit	One- to four- family investment property	Multi-family real estate	Commercial real estate	Commercial business	One- to four- family	Multi-family	Non- residential	Consumer	Total
	(In thousands)
At March 31, 2013

Classification:
Not formally rated	$94,409	$14,370	$—	$—	$—	$—	$—	$—	$—	$384	$109,163
Pass	—	—	12,164	5,451	30,949	8,294	6,545	3,975	3,572	—	70,950
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	280	443	—	—	3,118	67	—	—	—	—	3,908
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$94,689	$14,813	$12,164	$5,451	$34,067	$8,361	$6,545	$3,975	$3,572	$384	$184,021

At December 31, 2012

Classification:
Not formally rated	$94,888	$15,116	$—	$—	$—	$—	$—	$—	$—	$414	$110,418
Pass	—	—	11,355	5,346	29,147	8,486	7,379	3,665	1,161	—	66,539
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	658	444	—	—	3,583	167	—	—	—	—	4,852
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$95,546	$15,560	$11,355	$5,346	$32,730	$8,653	$7,379	$3,665	$1,161	$414	$181,809

Credit Quality Information

The Bank utilizes a nine grade internal loan rating system for all commercial and construction loans as follows:

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

On an annual basis, or more often if needed, the Bank formally reviews the ratings on all commercial and construction loans.

Loans serviced for others and mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $107.5 million and $96.8 million at March 31, 2013 and December 31, 2012, respectively.

The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was $1.4 million at March 31, 2013 and was determined using the moving average 10-year, U.S. Treasury rate plus 5.0%, adjusted to reflect the current credit spreads and conditions in the market as a discount rate. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association and an independent third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the independent third party valuation specialist.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity-related valuation allowances.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)

Mortgage servicing rights:
Balance at beginning of period	$910	$475
Additions	227	80
Disposals	—	—
Amortization	(79)	(42)
Balance at end of period	1,058	513

Valuation allowances:
Balance at beginning of period	20	17
Additions	—	54
Recoveries	(15)	—
Write-downs	—	—
Balance at end of period	5	71

Mortgage servicing assets, net	$1,053	$442

Fair value of mortgage servicing assets	$1,403	$459

(7)           Secured Borrowings and Collateral

Federal Home Loan Bank borrowings

At March 31, 2013, all Federal Home Loan Bank (“FHLB”) of Boston borrowings were secured by a blanket security agreement on qualified collateral, principally first mortgage loans on owner-occupied residential property in the amount of $84.1 million, and mortgage-backed securities with a fair value of $10.8 million.

(8)          Fair Value Measurements

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

Level l - Valuation is based on quoted prices in active markets for identical assets or liabilities. Level l assets and liabilities generally include debt and equity securities that are traded in an active exchange market. At March 31, 2013, the Company had no assets or liabilities valued using Level 1 measurements.

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

All of the Company’s securities that are measured at fair value are included in Level 2 and are based on pricing models from independent, third party pricing services that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no liabilities measured at fair value. All of the Company’s impaired loans and other real estate owned that are measured at fair value are included in Level 3 and are based on the appraised value of the underlying collateral considering discounting factors, if deemed appropriate, and adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation. The Company did not have any significant transfers of assets or liabilities to or from Levels 1 and 2 of the fair value hierarchy during the three-month period ended March 31, 2013.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 are summarized below.

				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
At March 31, 2013

Assets

Securities available for sale

Residential mortgage-backed securities	$—	$9,199	$—	$9,199

At December 31, 2012

Assets

Securities available for sale

Residential mortgage-backed securities	$—	$8,184	$—	$8,184

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. Assets measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012 are summarized below. The fair value adjustments relate to the amount of write-down recorded or related allowance recorded as of March 31, 2013 and December 31, 2012.

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
	(In thousands)
At March 31, 2013

Impaired loans	$—	$—	$2,463	$2,463	$(240)
Other real estate owned	—	—	269	269	(19)
	$—	$—	$2,732	$2,732	$(259)

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
	(In thousands)
At December 31, 2012

Impaired loans	$—	$—	$2,763	$2,763	$(320)
Other real estate owned	—	—	203	203	(19)
	$—	$—	$2,966	$2,966	$(339)

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

Capitalized mortgage servicing rights: Fair value is based on a quarterly, independent third-party valuation model that calculates the present value of estimated future net servicing income. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association and a third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the independent third party valuation specialist. The discount rate is the moving average 10-year, U.S. Treasury rate plus 5.0% and adjusted to reflect the current credit spreads and conditions in the market. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances and all are obtained from independent market sources.

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

Short-term FHLB borrowings: The fair value of short-term FHLB borrowings approximate carrying value, as they generally mature within 90 days.

Long-term FHLB borrowings: The fair value for long-term FHLB borrowings is estimated using discounted cash flow analyses based on current market borrowing rates for similar types of borrowing arrangements.

Accrued interest:  The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet instruments:  Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At March 31, 2013 and December 31, 2012, the fair value of commitments outstanding is not significant since fees charged are not material.

The estimated fair values and related carrying amounts of the Company’s financial instruments at March 31, 2013 and December 31, 2012 are as follows.

	March 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$4,765	$4,765	$—	$—	$4,765
Securities available for sale	9,199	—	9,199	—	9,199
Securities held to maturity	1,459	—	1,578	—	1,578
FHLB stock	2,629	2,629	—	—	2,629
Loans held for sale	1,297	1,317	—	—	1,317
Loans, net	182,826	—	—	187,881	187,881
Accrued interest receivable	575	575	—	—	575
Capitalized mortgage servicing rights	1,053	—	1,403	—	1,403

Financial liabilities:
Deposits	$146,623	$—	$147,008	$—	$147,008
Short-term FHLB borrowings	11,000	––	11,000	––	11,000
Long-term FHLB borrowings	20,100	—	20,516	—	20,516
Mortgagers’ escrow accounts	1,193	1,193	—	—	1,193
Accrued interest payable	51	51	—	—	51

	December 31, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$6,789	$6,789	$—	$—	$6,789
Securities available for sale	8,184	—	8,184	—	8,184
Securities held to maturity	1,594	—	1,731	—	1,731
FHLB stock	2,861	2,861	—	—	2,861
Loans held for sale	2,606	2,642	—	—	2,642
Loans, net	180,599	—	—	188,198	188,198
Accrued interest receivable	617	617	—	—	617
Capitalized mortgage servicing rights	890	—	1,099	—	1,099

Financial liabilities:
Deposits	$154,439	$—	$154,860	$—	$154,860
Long-term FHLB borrowings	23,600	—	24,100	—	24,100
Mortgagers’ escrow accounts	1,034	1,034	—	—	1,034
Accrued interest payable	60	60	—	—	60

(9)          Equity Incentive Plan

At March 31, 2013, the Company had one equity incentive plan, which was described more fully in Note 13 of the consolidated financial statements and notes thereto for the year ended December 31, 2012.

The following table presents the activity for the plan for the three months ended March 31, 2013.

	Stock Options
	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	40,681	$9.49
Granted	22,000	$14.00

Outstanding at end of period	62,681	$11.07

Exercisable at end of period	20,459

Weighted average fair value of options granted during the period	$5.31

Options Outstanding			Options Exercisable
Number	Weighted-Average	Weighted	Number	Weighted
Outstanding	Remaining	Average	Exercisable	Average
as of 03/31/2013	Contractual Life	Exercise Price	as of 03/31/2013	Exercise Price

13,323	6.90 Years	$9.33	10,153	$9.33
14,761	7.90 Years	$9.55	7,289	$9.55
12,597	8.90 Years	$9.58	3,017	$9.58
22,000	9.90 Years	$14.00	—
62,681	8.59 Years	$11.07	20,459	$9.45

	Non-vested
	Restricted Stock
	Number of Shares	Weighted Average Grant Date Value

Outstanding at beginning of year	30,281	$8.49
Granted	22,000	$12.76
Vested	(10,056)	$8.31

Outstanding at end of period	42,225	$10.76

As of March 31, 2013, unrecognized share-based compensation expense related to non-vested options amounted to $187,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $438,000. Both amounts are expected to be recognized over a weighted average period of 3.9 years.

For the three months ended March 31, 2013, the Company recognized compensation expense for stock options of $11,000 with a related tax benefit of $2,000. The related tax benefit applies only to non-qualified stock options. For the three months ended March 31, 2013, the Company recognized compensation expense for restricted stock awards of $25,000 with a related tax benefit of $10,000.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects”, “subject”, and “believe”, “will”, “intends”, “will be” or “would”. These statements are subject to change based on various important factors (some of which are beyond the Company’s or the Bank’s control) and actual results may differ materially. Accordingly, readers should not place undue reliance on any forward-looking statements, which reflect management’s analysis of factors only as of the date of which they are given. These factors include general economic conditions, trends in interest rates, the ability of our borrowers to repay their loans, the ability of the Company or the Bank to effectively manage its growth, and results of regulatory examinations, among other factors. The foregoing list of important factors is not exclusive. Readers should carefully review the risk factors described in other documents the  Company files from time to time with the Securities and Exchange Commission, including Current Reports on Form 8-K.

Except as required by applicable law and regulation, the Company does not undertake — and specifically disclaims any obligation — to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

The Company’s results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income, primarily from gain on sale of loans. Fees and service charges are additional sources of non-interest income. The Company’s non-interest expense primarily consists of employee compensation and benefits, occupancy and equipment expense, advertising, data processing, professional fees and other operating expenses.

Net income for the three months ended March 31, 2013 increased $56,000, or 36.6% compared to the same period in 2012. The increase in net income was driven by an expansion of our net interest margin and mortgage banking income. Net interest and dividend income increased primarily due to a decrease in funding costs, as we were successful in lowering rates paid on deposits and borrowings. Mortgage banking income increased $296,000, or 236.8% primarily due to the volume of residential loan sales, reflecting the low interest rate environment and significant refinancing volume. Non-interest expenses increased $306,000, or 17.0%, as the Company increased staff and replaced existing staff at higher salaries, as well as  improvements made in information technology infrastructure. Asset quality continues to be a strength, as evidenced by non-performing assets of 1.45% of total assets and total loan delinquencies of $400,000. The Company continues to focus on generating commercial loans, core deposit growth, the development of our mortgage banking operation and operating efficiencies, which we believe will build long-term shareholder value.

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

Loans secured by commercial real estate, multi-family and one- to four-family investment properties generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate, including multi-family and one- to four-family investment properties, are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

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

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Total assets decreased $273,000, or 0.1%, to $211.3 million at March 31, 2013. The decrease resulted from decreases in cash and cash equivalents and loans held for sale, partially offset by increases in loans and securities.

Cash and cash equivalents decreased $2.0 million, or 29.8%, to $4.8 million at March 31, 2013 from $6.8 million at December 31, 2012. The decrease in cash and cash equivalents resulted primarily from the use of short-term investments to fund loan demand.

Loans (excluding loans held for sale) increased $2.2 million, or 1.2%, to $182.8 million at March 31, 2013 from $180.6 million at December 31, 2012, due primarily to an increase in construction and commercial real estate loans, partially offset by decreases in one- to four-family and home equity loans. Despite the current competitive market, we have decided to maintain our historically high underwriting standards instead of relaxing these standards and we have not reduced loan rates below levels at which we could not operate profitably. Construction loans increased $1.9 million, or 15.5%, to $14.1 million at March 31, 2013 from $12.2 million at December 31, 2012, primarily due to a $2.4 million, or 207.6% increase in non-residential construction loans. The majority of our construction loans remain collateralized by residential real estate (74.6% at March 31, 2013 and 90.5% at December 31, 2012). Commercial real estate loans increased $1.3 million, or 4.1%, to $34.1 million at March 31, 2013 from $32.7 million at December 31, 2012. Commercial loans collateralized by residential properties increased $914,000, or 5.5%, to $17.6 million at March 31, 2013 from $16.7 million at December 31, 2012. Commercial business loans decreased $292,000, or 3.4%, to $8.4 million at March 31, 2013 from $8.7 million at December 31, 2012. One- to four-family loans decreased $857,000, or 0.9%, to $94.7 million at March 31, 2013 from $95.5 million at December 31, 2012. Home equity loans decreased $747,000, or 4.8%, to $14.8 million at March 31, 2013 from $15.6 million at December 31, 2012.

Our total securities portfolio increased $880,000, or 9.0%, to $10.7 million at March 31, 2013 from $9.8 million at December 31, 2012. The growth of our securities portfolio has been moderate, as we have made limited purchases of securities in the current low-yield environment.

Deposits decreased $7.8 million, or 5.1%, to $146.6 million at March 31, 2013 from $154.4 million at December 31, 2012. We experienced decreases in all deposit categories except savings accounts, which increased $675,000, or 5.7%.

Total borrowings increased $7.5 million, or 31.8% to $31.1 million at March 31, 2013 compared to $23.6 million at December 31, 2012. The proceeds from the short-term borrowings were primarily used to fund deposit outflows.

Stockholders’ equity decreased $96,000, or 0.3% to $30.5 million at March 31, 2013. The decrease resulted primarily from the repurchase of 18,312 shares at a cost of $242,000 and the payment of a $0.04 per share dividend totaling $78,000, partially offset by net income of $209,000 for the three months ended March 31, 2013.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At		At
	March 31,		December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$94,689	51.46%	$95,546	52.54%
Home equity loans
and lines of credit	14,813	8.05	15,560	8.56
Total residential mortgage loans	109,502	59.51	111,106	61.10

Commercial loans:
One- to four-family investment property	12,164	6.61	11,355	6.25
Multi-family real estate	5,451	2.96	5,346	2.94
Commercial real estate	34,067	18.51	32,730	18.00
Commercial business	8,361	4.54	8,653	4.76
Total commercial loans	60,043	32.62	58,084	31.95

Construction loans:
One- to four-family	6,545	3.56	7,379	4.06
Multi-family	3,975	2.16	3,665	2.02
Non-residential	3,572	1.94	1,161	0.64
Total construction loans	14,092	7.66	12,205	6.72

Consumer	384	0.21	414	0.23

Total loans	184,021	100.00%	181,809	100.00%

Other items:
Net deferred loan costs	546		570
Allowance for loan losses	(1,741)		(1,780)

Total loans, net	$182,826		$180,599

Asset Quality. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.

	At March 31,	At December 31,
	2013	2012
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$692	$1,070
Commercial loans	2,105	2,105
Construction loans	—	—
Consumer	—	—

Total non-accrual loans	2,797	3,175

Non-performing restructured loans	—	—

Total non-performing loans	2,797	3,175

Real estate owned	269	203

Total non-performing assets	$3,066	$3,378

Ratios:
Non-performing loans to total loans	1.52%	1.74%
Non-performing assets to total assets	1.45%	1.60%
Allowance for loan losses to non-performing loans	62.25%	56.06%

Total delinquent loans decreased $2.0 million, from $2.4 million at December 31, 2012 to $400,000 at March 31, 2013, primarily due to one commercial real estate loan totaling $1.3 million that was brought current during the quarter.

Non-performing assets decreased $300,000 to $3.1 million at March 31, 2013 compared to $3.4 million at December 31, 2012. The decrease in non-performing assets was primarily due to the sale of one other real estate owned property, which had a carrying value of $178,000 (the Bank made a full recovery of all funds due) and a $130,000 loan charge-off on a one- to four-family property. Total non-performing assets represented 1.45% of total assets at March 31, 2013 and 1.60% of total assets at December 31, 2012.

Loans classified as substandard decreased $944,000 to $3.9 million at March 31, 2013 from $4.9 million at December 31, 2012. Included in the $3.9 million balance is one commercial real estate loan totaling $2.1 million, which has been restructured and is performing in accordance with its restructured terms. All of these credits continue to be managed aggressively.

The allowance for loan losses decreased $39,000 to $1.7 million at March 31, 2013. Loan charge-offs were $132,000 and loan recoveries were $3,000 for the three months ended March 31, 2013, as compared to loan charge-offs of $192,000 and loan recoveries of $2,000 for the same period in 2012. The allowance represented 0.94% of total loans at March 31, 2013 and 0.98% of total loans at December 31, 2012. At these levels, the allowance for loan losses as a percentage of non-performing loans was 62.25% at March 31, 2013 and 56.06% at December 31, 2012.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General. Net income increased $56,000, or 36.6%, to $209,000 for the three months ended March 31, 2013, compared to net income of $153,000 for the three months ended March 31, 2012. The increase was primarily due to increases in non-interest income and net interest and dividend income, partially offset by an increase in non-interest expense.

Interest and Dividend Income. Interest and dividend income decreased $109,000, or 4.7%, to $2.2 million for the three months ended March 31, 2013 from $2.3 million for the three months ended March 31, 2012. We experienced decreases in interest and dividend income from both loans and securities. Interest income on loans decreased $95,000, or 4.2%, to $2.2 million for the three months ended March 31, 2013 from $2.3 million for the three months ended March 31, 2012, due to a 96 basis point decrease in yield to 4.66% for the three months ended March 31, 2013 from 5.62% for the three months ended March 31, 2012, partially offset by a $24.9 million, or 15.5%, increase in the average balance of loans. We experienced decreases in commercial and construction loans during 2012, and as a result added one- to four-family loans, which were originated or purchased at lower interest rates due to continued low market interest rates.

Interest and dividend income on investment securities decreased $9,000, or 14.3%, to $54,000 for the three months ended March 31, 2013 from $63,000 for the three months ended March 31, 2012, due to an 85 basis point decrease in yield to 1.73% for the three months ended March 31, 2013, partially offset by a $2.7 million, or 27.7% increase in the average balance of investment securities for the three months ended March 31, 2013.

Interest Expense. Interest expense decreased $207,000, or 41.2%, to $295,000 for the three months ended March 31, 2013 from $502,000 for the three months ended March 31, 2012. We experienced decreases in interest expense on both deposits and borrowings (primarily long-term FHLB borrowings). Interest expense on deposits decreased $143,000, or 50.5%, to $140,000 for the three months ended March 31, 2013 from $283,000 for the three months ended March 31, 2012, due to a decrease in rates we paid on interest-bearing deposits, as well as a decrease in the average balance of deposits. The average rate we paid on interest-bearing deposits decreased to 0.44% for the three months ended March 31, 2013 compared to 0.83% for the three months ended March 31, 2012. The average balance of interest-bearing deposits decreased $8.3 million, or 6.1%, to $128.4 million for the three months ended March 31, 2013 from $136.7 million for the three months ended March 31, 2012.

Interest expense on FHLB borrowings decreased $63,000, or 28.9%, to $155,000 for the three months ended March 31, 2013 from $218,000 for the three months ended March 31, 2012. The decrease was primarily due to a 129 basis point decrease in the average rate we paid on FHLB borrowings to 2.18% for the three months ended March 31, 2013 compared to 3.47% for the three months ended March 31, 2012, partially offset by an increase in the average balance, which increased $3.2 million, or 13.0%, to $28.4 million for the three months ended March 31, 2013 from $25.1 million for the three months ended March 31, 2012.

Net Interest and Dividend Income. Net interest and dividend income increased $98,000, or 5.4%, to $1.9 million for the three months ended March 31, 2013 compared to $1.8 million for the three months ended March 31, 2012. The increase in net interest income was primarily the result of a $13.9 million or 47.0%, increase in net average interest-earning assets to $43.5 million for the three months ended March 31, 2013, from $29.6 million for the same period in 2012 and by a four basis point increase in net interest margin to 3.83% for the three months ended March 31, 2013, from 3.79% for the same period ended 2012.. Our net interest margin may compress in the future due to competitive pricing in our market area.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we recorded a $90,000 provision for loan losses for the three months ended March 31, 2013 compared to $64,000 for the three months ended March 31, 2012. We recorded $132,000 and $3,000 of loan charge-offs and recoveries, respectively, during the quarter ended March 31, 2013. The provisions recorded resulted in an allowance for loan losses of $1.7 million, or 0.94% of total loans and 62.3% of non-performing loans at March 31, 2013, compared to an allowance for loan losses of $1.8 million, or 0.98% of total loans and 56.1% of non-performing loans at December 31, 2012.

Non-interest Income. Non-interest income increased $338,000, or 119.4%, to $621,000 for the three months ended March 31, 2013 from $283,000 for the three months ended March 31, 2012, primarily due to an increase in mortgage banking income. Mortgage banking income increased $296,000, or 236.8%, to $421,000 for the three months ended March 31, 2013 from $125,000 for the three months ended March 31, 2012. We sold $16.2 million of loans during the three months ended March 31, 2013 compared to $8.4 million of such sales for the three months ended March 31, 2012. The increase in the volume of sold loans was primarily driven by loan refinancing and to a lesser extent the development of our residential loan origination staff. We intend to continue to expand the geographic foot-print of our residential loan origination staff as a means to increase revenue from this area.

Non-interest Expense. Non-interest expense increased $306,000, or 17.0%, to $2.1 million for the three months ended March 31, 2013 from $1.8 million for the three months ended March 31, 2012. Salaries and benefits expense increased $174,000, or 17.0%, primarily due to the costs associated with additional staff and the replacement of existing staff at higher salaries and their related benefits. Occupancy expense increased $17,000, or 7.9% primarily due to an increase in cost of snow removal. Data processing expense increased $65,000, or 53.7% primarily due to implementation costs associated with the upgrading of software systems. Other general and administrative expenses increased $80,000, or 37.2%, for the three months ended March 31, 2013, primarily due to the costs associated with other real estate owned ($23,000), problem loans ($12,000), implementation of the Extensible Business Reporting Language (“XBRL”) requirement of the Securities and Exchange Commission ($13,000) and the amortization of the annual NASDAQ listing fee ($8,000).

Income Tax Expense. The income before income taxes of $337,000 resulted in income tax expense of $128,000 for the three months ended March 31, 2013, compared to income before income taxes of $233,000 resulting in an income tax expense of $80,000 for the three months ended March 31, 2012. The effective income tax rate was 38.0% for the three months ended March 31, 2013 compared to 34.3% for the three months ended March 31, 2012. The increase in the effective rate for the three months ended March 31, 2013, compared to the effective tax rate for the three months ended March 31, 2012, was primarily due to income from bank-owned life insurance, which is non-taxable income, being a larger percentage of total income during the quarter ended March 31, 2012.

Average Balance Sheet. The following table sets forth certain information regarding the Company’s average balance sheet at and for the periods indicated, including the average yields on its interest-earning assets and the average costs of its interest-bearing liabilities. Average yields are calculated by dividing the interest and dividend income produced by the average balance of interest-bearing assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the period are derived from average balances that are calculated daily. The average yields and costs include fees that are considered adjustments to such average yields and costs.

	Three Months Ended March 31,
	2013			2012
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (5)	Balance	Interest	Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$185,179	$2,156	4.66%	$160,275	$2,251	5.62%
Investment securities (1)	12,494	54	1.73%	9,781	63	2.58%
Short-term investments	2,555	2	0.31%	21,798	7	0.13%
Total interest-earning assets	200,228	2,212	4.42%	191,854	2,321	4.84%
Non-interest-earning assets	8,301	—		8,881	—
Total assets	$208,529	2,212		$200,735	2,321

Interest-bearing liabilities:
Savings deposits	$12,163	1	0.03%	$11,553	6	0.21%
NOW accounts	27,900	14	0.20%	18,060	18	0.40%
Money market accounts	47,208	6	0.05%	61,276	98	0.64%
Certificates of deposit	41,128	119	1.16%	45,810	161	1.41%
Total interest-bearing deposits	128,399	140	0.44%	136,699	283	0.83%
FHLB borrowings	28,378	155	2.18%	25,109	218	3.47%
Repurchase agreements	—	—	0.00%	481	1	0.83%
Total interest-bearing liabilities	156,777	295	0.75%	162,289	502	1.24%
Non-interest-bearing liabilities:
Demand deposits	19,224			15,829
Other non-interest-bearing liabilities	2,131			2,232
Total liabilities	178,132			180,350
Stockholders’ equity	30,397			20,385
Total liabilities and equity	$208,529			$200,735

Net interest and dividend income		$1,917			$1,819
Net interest rate spread (2)			3.67%			3.60%
Net interest-earning assets (3)	$43,451			$29,565
Net interest margin (4)			3.83%			3.79%
Average of interest-earning assets to interest-bearing liabilities			127.72%			118.22%

(1)         Consists entirely of taxable investment securities.

(2)         Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)         Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)         Net interest margin represents net interest and dividend income divided by average total interest-earning assets.

(5)         Annualized.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest and dividend income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	For the Three Months Ended March 31, 2013
	Compared to the Three Months Ended
	March 31, 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$350	$(445)	$(95)
Investment securities	17	(26)	(9)
Short-term investments	(6)	1	(5)

Total interest-earning assets	361	(470)	(109)

Interest-bearing liabilities:
Savings deposits	—	(5)	(5)
NOW accounts	10	(14)	(4)
Money market accounts	(22)	(70)	(92)
Certificates of deposit	(16)	(26)	(42)

Total interest-bearing deposits	(28)	(115)	(143)

FHLB borrowings	28	(91)	(63)
Repurchase agreements	(1)	—	(1)

Total interest-bearing liabilities	(1)	(206)	(207)

Change in net interest income	$362	$(264)	$98

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2013, cash and cash equivalents totaled $4.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $9.2 million at March 31, 2013. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $105.7 million. At March 31, 2013, we had $31.1 million in FHLB borrowings outstanding and $596,000 in brokered certificates of deposit, allowing the Company access to an additional $74.0 million in wholesale funds based on policy guidelines.

At March 31, 2013 we had $20.6 million in loan commitments outstanding. In addition to commitments to originate loans, we had $28.5 million in unadvanced funds to borrowers. Related to our secondary market activities, we had $6.0 million of forward loan sale commitments at March 31, 2013. These forward loan sale commitments were used to offset the interest rate risk associated with mortgage loans, which have had their interest rate locked by our customers.

Certificates of deposit due within one year of March 31, 2013 totaled $21.8 million, or 14.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

Our primary investing activities are the origination and purchase of loans and the purchase of securities. During the three months ended March 31, 2013, we originated $38.5 million in loans. During the three months ended March 31, 2013, we purchased $2.1 million in securities.

Financing activities consist primarily of activity in deposit accounts, FHLB borrowings and the sale of residential mortgages. We experienced a net decrease in total deposits of $7.8 million for the three months ended March 31, 2013. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. FHLB borrowings reflected a net increase of $7.5 million during the three months ended March 31, 2013. FHLB borrowings have primarily been used to fund deposit outflows and loan demand. We sold $16.2 million in conforming residential mortgage loans for the three months ended March 31, 2013.

Capital Management. The Bank is subject to various regulatory capital requirements including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2013, the Bank exceeded all of its regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

On June 6, 2012, the Office of the Comptroller of the Currency (the “OCC”) and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”). The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  The proposed rules indicated that the final rules would become effective on January 1, 2013, and the changes set forth in the final rules would be phased in from January 1, 2013 through January 1, 2019. However, the federal bank regulatory agencies have indicated that, due to the volume of public comments received, the implementation of the final rule would be delayed past January 1, 2013.

Off-Balance Sheet Arrangements.   For the three months ended March 31, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 1A. Risk Factors

Other than as set forth in prior filings with the Securities and Exchange Commission or this Quarterly Report on Form 10-Q, there have been no material changes to the Risk Factors set forth in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 29, 2013.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) The following table presents a summary of the Company’s share repurchases during the quarter ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares That May Yet be Purchased Under the Program (1)
January 1 through January 31, 2013	—	$0.00	—	79,247
February 1 through February 28, 2013	8,812	$12.81	8,812	70,435
March 1 through March 31, 2013	9,500	$13.63	9,500	60,935

(1) On January 29, 2013 the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company intends to purchase up to approximately 4.1% of its issued and outstanding shares, or up to 79,247 shares. As of March 31, 2013, the Company had purchased 18,312 shares in accordance with the stock repurchase program.

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

Item 6.   Exhibits

31.1   Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2   Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32      Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101    The following financial statements from Georgetown Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 14, 2013, formatted in XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.

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

GEORGETOWN BANCORP, INC.
(Registrant)

Date: May 14, 2013	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2013	/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)