Form 10-Q
period 2013-06-30
Georgetown Bancorp, Inc.
filed 2013-08-14
CIK 1542299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 1,882,945 shares outstanding as of July 30, 2013.

Form 10-Q

GEORGETOWN BANCORP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At	At
	June 30,	December 31,
	2013	2012
	(Unaudited)
	(In thousands)
ASSETS

Cash and due from banks	$2,885	$2,228
Short-term investments	3,544	4,561
Total cash and cash equivalents	6,429	6,789

Securities available for sale, at fair value	19,219	8,184
Securities held to maturity, at amortized cost	1,297	1,594
Federal Home Loan Bank stock, at cost	2,629	2,861
Loans held for sale	846	2,606
Loans, net of allowance for loan losses of $1,827,000 at June 30, 2013 and $1,780,000 at December 31, 2012	190,636	180,599
Premises and equipment, net	3,754	3,753
Accrued interest receivable	664	617
Bank-owned life insurance	2,846	2,797
Other real estate owned	20	203
Other assets	1,885	1,599

Total assets	$230,225	$211,602

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$150,747	$154,439
Short-term Federal Home Loan Bank advances	21,750	—
Long-term Federal Home Loan Bank advances	19,600	23,600
Mortgagors’ escrow accounts	1,111	1,034
Due to broker for investment purchases	5,669	—
Accrued expenses and other liabilities	1,830	1,966
Total liabilities	200,707	181,039

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share: 50,000,000 shares authorized at June 30, 2013 and December 31, 2012; none outstanding	—	—
Common stock, $0.01 par value per share: 100,000,000 shares authorized, 1,886,645 shares issued at June 30, 2013 and 1,940,259 shares issued at December 31, 2012	19	19
Additional paid-in capital	19,959	20,669
Retained earnings	11,161	10,958
Accumulated other comprehensive (loss) income	(238)	183
Unearned compensation - ESOP (97,747 shares unallocated at June 30, 2013 and 101,367 shares unallocated at December 31, 2012)	(1,042)	(1,084)
Unearned compensation - Restricted stock (35,751 shares non-vested at June 30, 2013 and 30,281 shares non-vested at December 31, 2012)	(341)	(182)
Total stockholders’ equity	29,518	30,563

Total liabilities and stockholders’ equity	$230,225	$211,602

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Interest and dividend income:
Loans, including fees	$2,189	$2,161	$4,345	$4,412
Securities	84	82	138	146
Short-term investments	1	13	3	19
Total interest and dividend income	2,274	2,256	4,486	4,577

Interest expense:
Deposits	133	230	273	513
Short-term Federal Home Loan Bank advances	8	—	12	—
Long-term Federal Home Loan Bank advances	141	217	292	435
Securities sold under agreements to repurchase	—	—	—	1
Total interest expense	282	447	577	949

Net interest and dividend income	1,992	1,809	3,909	3,628
Provision for loan losses	73	31	163	95
Net interest and dividend income, after provision for loan losses	1,919	1,778	3,746	3,533

Non-interest income:
Customer service fees	148	136	281	267
Mortgage banking income, net	234	162	655	288
Income from bank-owned life insurance	25	25	49	49
Net gain on sale of other real estate owned	3	—	22	—
Other	35	6	59	8
Total non-interest income	445	329	1,066	612

Non-interest expenses:
Salaries and employee benefits	1,234	1,066	2,431	2,089
Occupancy and equipment expenses	211	217	442	431
Data processing expenses	162	124	348	245
Professional fees	132	113	219	214
Advertising expenses	75	91	150	184
FDIC insurance	35	38	75	77
Other general and administrative expenses	278	256	573	470
Total non-interest expenses	2,127	1,905	4,238	3,710

Income before income taxes	237	202	574	435

Income tax provision	88	67	216	147

Net income	$149	$135	$358	$288

Weighted-average number of common shares outstanding:
Basic	1,829,186	1,921,692	1,836,081	1,917,935
Diluted	1,837,453	1,921,692	1,842,220	1,917,935

Earnings per share:
Basic	$0.08	$0.07	$0.19	$0.15
Diluted	$0.08	$0.07	$0.19	$0.15

Other comprehensive (loss) income:

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available for sale	(402)	28	(421)	18

Comprehensive (loss) income	$(253)	$163	$(63)	$306

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation-	Compensation-	Treasury
	Stock	Capital	Earnings	(Loss) Income	ESOP	Restricted Stock	Stock	Total
	(In thousands)

Balance at December 31, 2011	$278	$11,496	$10,010	$134	$(286)	$(167)	$(1,136)	$20,329

Net income	—	—	288	—	—	—	—	288
Net unrealized gain on securities available for sale, net of related tax effects of $10,000	—	—	—	18	—	—	—	18

Common stock held by ESOP allocated or committed to be allocated (2,950 shares)	—	(12)	—	—	41	—	—	29

Restricted stock granted in connection with equity incentive plan (12,606 shares)	—	109	—	—	—	(109)	—	—

Forfeiture of restricted stock (1,620 shares)	—	(13)	—	—	—	13	—	—

Reissuance of treasury stock (7,027 shares)	—	(83)	—	—	—	—	83	—

Purchase of treasury stock (986 shares)	—	—	—	—	—	—	(8)	(8)

Share based compensation - options	—	17	—	—	—	—	—	17
Share based compensation - restricted stock	—	—	—	—	—	38	—	38

Balance at June 30, 2012	$278	$11,514	$10,298	$152	$(245)	$(225)	$(1,061)	$20,711

Balance at December 31, 2012	$19	$20,669	$10,958	$183	$(1,084)	$(182)	$—	$30,563

Net income	—	—	358	—	—	—	—	358
Net unrealized loss on securities available for sale, net of related tax effects of $236,000	—	—	—	(421)	—	—	—	(421)

Cash dividend declared ($0.04 per share)	—	—	(155)	—	—	—	—	(155)

Repurchased stock related to buyback program (67,912 shares)	—	(933)	—	—	—	—	—	(933)

Common stock held by ESOP allocated or committed to be allocated (3,620 shares)	—	6	—	—	42	—	—	48

Restricted stock granted in connection with equity incentive plan (22,000 shares)	—	281	—	—	—	(281)	—	—

Purchased stock related to vested restricted stock (1,933 shares)	—	(25)	—	—	—	—	—	(25)

Forfeiture of restricted stock (5,769 shares)	—	(60)	—	—	—	60	—	—

Cashless exercise of stock options (1,551 shares)	—	(6)	—	—	—	—	—	(6)

Share based compensation - options	—	27	—	—	—	—	—	27
Share based compensation - restricted stock	—	—	—	—	—	62	—	62

Balance at June 30, 2013	$19	$19,959	$11,161	$(238)	$(1,042)	$(341)	$—	$29,518

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$358	$288
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	163	95
Amortization of securities, net	50	2
Net change in loan fees and costs	40	(88)
Depreciation and amortization expense	136	138
(Increase) decrease in accrued interest receivable	(47)	1
Income from bank-owned life insurance	(49)	(49)
Stock-based compensation expense	137	84
Gain on sales of loans	(688)	(375)
Loans originated for sale	(25,319)	(18,288)
Proceeds from sales of loans	27,767	17,997
Gain on sale of other real estate owned	(22)	—
Write down of other real estate owned	5	—
Decrease in prepaid FDIC insurance	215	72
Net change in other assets and liabilities	(401)	(634)
Net cash provided by (used in) operating activities	2,345	(757)

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	1,550	1,174
Purchases	(7,624)	(4,152)
Maturities, prepayments and calls of securities held to maturity	298	379
Redemption of Federal Home Loan Bank stock	232	250
Loan originations, net	(10,484)	9,218
Principal balance of portfolio loans sold	—	314
Proceeds from sale of other real estate owned	444	—
Purchase of premises and equipment	(137)	(118)
Net cash (used in) provided by investing activities	(15,721)	7,065

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(concluded)

	Six Months Ended
	June 30,
	2013	2012
	(In thousands)
Cash flows from financing activities:
Net change in deposits	(3,692)	15,509
Net change in securities sold under agreements to repurchase	—	(573)
Net change in Federal Home Loan Bank advances with maturities of three months or less	21,750	—
Proceeds of Federal Home Loan Bank advances with maturities greater than three months	2,000	8,500
Repayments of Federal Home Loan Bank advances with maturities greater than three months	(6,000)	(8,521)
Net change in mortgagors’ escrow accounts	77	(24)
Repurchase of common stock	(958)	(8)
Cash dividends paid on common stock	(155)	—
Cashless exercise of stock options	(6)	—
Net cash provided by financing activities	13,016	14,883

Net change in cash and cash equivalents	(360)	21,191

Cash and cash equivalents at beginning of period	6,789	19,083

Cash and cash equivalents at end of period	$6,429	$40,274

Supplementary information:
Interest paid on deposit accounts	$272	$515
Interest paid on advances	319	463
Income taxes paid	187	219
Loans transferred to other real estate owned	244	253
Due to broker for investment purchase	5,669	—

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Basis of Presentation

The accompanying unaudited financial statements of Georgetown Bancorp, Inc., a Maryland corporation, (the “Company”) were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and six-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2012 Consolidated Financial Statements presented in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 29, 2013. The consolidated financial statements include the accounts of Georgetown Bank (the “Bank”) and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

(2)           Corporate Structure

In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized Georgetown Bancorp, Inc., (“Georgetown Federal”) as a federally-chartered corporation that owns 100% of the common stock of the Bank (in stock form); and (iii) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owned 56.7% of the Common Stock of Georgetown Federal as of June 30, 2012. On November 28, 2011, the Boards of Directors of Georgetown Federal, Georgetown Bancorp, MHC and the Bank each unanimously adopted a Plan of Conversion or Reorganization of the Mutual Holding Company pursuant to which Georgetown Bancorp, MHC  undertook a “second-step” conversion and now ceases to exist. Georgetown Bancorp, MHC reorganized from a two-tier mutual holding company structure to a fully public stock holding company structure effective July 11, 2012, and, as a result, the Bank is now the wholly-owned subsidiary of the Company.

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

Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income available to common stockholders	$149,000	$135,000	$358,000	$288,000

Basic common shares:
Weighted average shares outstanding	1,891,109	1,910,021	1,899,812	1,908,262
Less: Weighted average unallocated ESOP shares	(98,921)	(18,611)	(99,826)	(19,349)
Add: Weighted average unvested restricted shares with non-forfeitable dividend rights	36,998	30,282	36,095	29,022
Basic weighted average common shares outstanding	1,829,186	1,921,692	1,836,081	1,917,935

Dilutive potential common shares	8,267	—	6,139	—

Diluted weighted average common shares outstanding	1,837,453	1,921,692	1,842,220	1,917,935

Basic earnings per share	$0.08	$0.07	$0.19	$0.15

Diluted earnings per share	$0.08	$0.07	$0.19	$0.15

Options to purchase 36,211 shares, representing outstanding options that were granted in 2010, 2011 and 2012, were included in the computation of diluted earnings per share for the three and six-month periods ended June 30, 2013. Options to purchase 19,150 shares that were granted in 2013 were not included in the computation of diluted earnings per share for the three and six-month periods ended June 30, 2013, because to do so would have been antidilutive. Options to purchase 40,681 shares, representing all outstanding options, were included in the computation of diluted earnings per share for the three and six-month periods ended June 30, 2012. The result of the computation for the three and six- months ended June 30, 2012 was that there were no dilutive potential common shares.

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

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815) — Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) (“OIS”) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the OIS to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury Obligations of the U.S. government (“UST”) and the London Interbank Offered Rate (“LIBOR”). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The Company anticipates that the adoption of this guidance will not have an impact on its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments apply to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company anticipates that the adoption of this guidance will not have an impact on its consolidated financial statements.

(5)           Securities

A summary of securities is as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At June 30, 2013

Securities available for sale

State and municipal	$1,980	$—	$(110)	$1,870

Residential mortgage-backed securities	17,612	86	(349)	17,349

Total securities available for sale	$19,592	$86	$(459)	$19,219

Securities held to maturity

Residential mortgage-backed securities	$1,297	$106	$—	$1,403

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At December 31, 2012

Securities available for sale

Residential mortgage-backed securities	$7,900	$284	$—	$8,184

Securities held to maturity

Residential mortgage-backed securities	$1,594	$137	$—	$1,731

All residential mortgage-backed securities have been issued by government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities at June 30, 2013 is as follows.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Over ten years	$1,980	$1,870	$—	$—

Residential mortgage-backed securities	17,612	17,349	1,297	1,403

	$19,592	$19,219	$1,297	$1,403

There were no sales of securities for the three and six months ended June 30, 2013 and 2012.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position, is as follows.

	Less Than Twelve Months		Greater Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
At June 30, 2013:

Securities available for sale

State and municipal	$110	$1,302	$—	$—

Residential mortgage-backed securities	349	10,398	—	—

Total securities available for sale	$459	$11,700	$—	$—

Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

At June 30, 2013 eleven securities classified as available for sale had an unrealized loss with aggregate depreciation of 3.78% from the securities amortized cost basis.  The unrealized losses on the Company’s investments in state and municipal bonds and residential mortgage backed securities were primarily caused by changes in interest rates and not by credit quality.  Many of these investments are guaranteed by the U.S. Government or its agencies and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary.

There were no securities with gross unrealized losses at December 31, 2012.

(6)                  Loans and Servicing

Loans

A summary of loans is as follows.

	At		At
	June 30,		December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$94,871	49.43%	$95,546	52.54%
Home equity loans and lines of credit	15,061	7.85	15,560	8.56
Total residential mortgage loans	109,932	57.28	111,106	61.10

Commercial loans:
One- to four-family investment property	13,824	7.20	11,355	6.25
Multi-family real estate	6,003	3.13	5,346	2.94
Commercial real estate	37,483	19.53	32,730	18.00
Commercial business	9,507	4.95	8,653	4.76
Total commercial loans	66,817	34.81	58,084	31.95

Construction loans:
One- to four-family	6,454	3.36	7,379	4.06
Multi-family	3,927	2.05	3,665	2.02
Non-residential	4,393	2.29	1,161	0.64
Total construction loans	14,774	7.70	12,205	6.72

Consumer	410	0.21	414	0.23

Total loans	191,933	100.00%	181,809	100.00%

Other items:
Net deferred loan costs	530		570
Allowance for loan losses	(1,827)		(1,780)

Total loans, net	$190,636		$180,599

An analysis of the allowance for loan losses at or for the six months ended June 30, 2013 and 2012 and at the year ended December 31, 2012 is below. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
	One- to four- family	Home equity loans and lines of credit	One- to four- family investment property	Multi-family real estate	Commercial real estate	Commercial business	One- to four- family	Multi-family	Non- residential	Consumer	Total
	(In thousands)
Allowance for loan losses

Six months ended June 30, 2013
Beginning Balance	$378	$254	$62	$40	$668	$159	$149	$34	$25	$11	$1,780
Charge-offs	(130)	—	—	—	—	—	—	—	—	(2)	(132)
Recoveries	13	—	—	—	—	—	—	—	—	3	16
Provision (benefit)	37	(8)	14	5	65	13	(28)	2	64	(1)	163
Ending Balance	$298	$246	$76	$45	$733	$172	$121	$36	$89	$11	$1,827

Six months ended June 30, 2012
Beginning Balance	$346	$341	$59	$98	$400	$234	$228	$98	$11	$9	$1,824
Charge-offs	(144)	(33)	—	—	—	(2)	(191)	—	—	(1)	(371)
Recoveries	5	—	—	—	—	—	—	—	—	—	5
Provision (benefit)	104	(8)	(2)	(26)	26	(92)	119	(20)	(7)	1	95
Ending Balance	$311	$300	$57	$72	$426	$140	$156	$78	$4	$9	$1,553

At June 30, 2013

Allowance for loan losses
Individually evaluated for impairment	$14	$13	$—	$—	$213	$—	$—	$—	$—	$—	$240
Collectively evaluated for impairment	284	233	76	45	520	172	121	36	89	11	1,587
	$298	$246	$76	$45	$733	$172	$121	$36	$89	$11	$1,827

Loans
Individually evaluated for impairment	$278	$443	$—	$—	$2,408	$—	$—	$—	$—	$—	$3,129
Collectively evaluated for impairment	94,593	14,618	13,824	6,003	35,075	9,507	6,454	3,927	4,393	410	188,804
	$94,871	$15,061	$13,824	$6,003	$37,483	$9,507	$6,454	$3,927	$4,393	$410	$191,933

At December 31, 2012

Allowance for loan losses
Individually evaluated for impairment	$93	$13	$—	$—	$214	$—	$—	$—	$—	$—	$320
Collectively evaluated for impairment	285	241	62	40	454	159	149	34	25	11	1,460
	$378	$254	$62	$40	$668	$159	$149	$34	$25	$11	$1,780

Loans
Individually evaluated for impairment	$658	$45	$—	$—	$2,412	$—	$—	$—	$—	$—	$3,115
Collectively evaluated for impairment	94,888	15,515	11,355	5,346	30,318	8,653	7,379	3,665	1,161	414	178,694
	$95,546	$15,560	$11,355	$5,346	$32,730	$8,653	$7,379	$3,665	$1,161	$414	$181,809

The following is a summary of past-due and non-accrual loans at June 30, 2013 and December 31, 2012. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
At June 30, 2013:

Residential loans:
One- to four-family	$—	$—	$—	$—	$94,871	$94,871	$—	$278
Home equity loans and lines of credit	—	—	399	399	14,662	15,061	—	412

Commercial loans:
One- to four-family investment property	—	—	—	—	13,824	13,824	—	—
Multi-family real estate	—	—	—	—	6,003	6,003	—	—
Commercial real estate	—	—	—	—	37,483	37,483	—	—
Commercial business	—	—	—	—	9,507	9,507	—	—

Construction loans:
One- to four-family	—	—	—	—	6,454	6,454	—	—
Multi-family	—	—	—	—	3,927	3,927	—	—
Non-residential	—	—	—	—	4,393	4,393	—	—

Consumer	3	—	—	3	407	410	—	—

Total	$3	$—	$399	$402	$191,531	$191,933	$—	$690

At December 31, 2012:

Residential loans:
One- to four-family	$—	$284	$374	$658	$94,888	$95,546	$—	$658
Home equity loans and lines of credit	16	—	399	415	15,145	15,560	—	412

Commercial loans:
One- to four-family investment property	—	—	—	—	11,355	11,355	—	—
Multi-family real estate	—	—	—	—	5,346	5,346	—	—
Commercial real estate	1,258	—	—	1,258	31,472	32,730	—	2,105
Commercial business	—	—	—	—	8,653	8,653	—	—

Construction loans:
One- to four-family	—	—	—	—	7,379	7,379	—	—
Multi-family	—	—	—	—	3,665	3,665	—	—
Non-residential	—	—	—	—	1,161	1,161	—	—

Consumer	20	2	—	22	392	414	—	—

Total	$1,294	$286	$773	$2,353	$179,456	$181,809	$—	$3,175

The following is an analysis of impaired loans at June 30, 2013 and December 31, 2012.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

At June 30, 2013

Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$—	$—	$—	$—	$—
Home equity loans and lines of credit	430	430	—	373	1
Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—

Total impaired with no related allowance	$430	$430	$—	$373	$1

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$278	$278	$14	$441	$7
Home equity loans and lines of credit	13	13	13	13	—

Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	2,408	2,515	213	2,411	56
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total with an allowance recorded	$2,699	$2,806	$240	$2,865	$63

At December 31, 2012

Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$—	$—	$—	$176	$—
Home equity loans and lines of credit	32	32	—	30	—

Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	801	—
Multi-family	—	—	—	344	23
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—

Total impaired with no related allowance	$32	$32	$—	$1,351	$23

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$658	$684	$93	$734	$10
Home equity loans and lines of credit	13	13	13	13	1

Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	2,412	2,519	214	958	19
Commercial business	—	—	—	6	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—

Total with an allowance recorded	$3,083	$3,216	$320	$1,711	$30

There were no loan modifications made that resulted in the classification of a troubled debt restructure (TDR) during the six months ended June 30, 2013. There was one loan modification made during the six months ended June 30, 2012 that was classified as a TDR. This one- to four-family construction loan was subsequently paid in full during 2012 according to its modified terms.

At June 30, 2013 and December 31, 2012 there were no TDRs in default of their modified terms.

The following table represents the Company’s loans by risk rating at June 30, 2013 and December 31, 2012. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
	One- to four- family	Home equity loans and lines of credit	One- to four- family investment property	Multi-family real estate	Commercial real estate	Commercial business	One- to four- family	Multi-family	Non- residential	Consumer	Total
						(In thousands)
At June 30, 2013

Classification:
Not formally rated	$94,593	$14,619	$—	$—	$—	$—	$—	$—	$—	$410	$109,622
Pass	—	—	13,824	6,003	34,380	9,441	6,454	3,927	4,393	—	78,422
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	278	442	—	—	3,103	66	—	—	—	—	3,889
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$94,871	$15,061	$13,824	$6,003	$37,483	$9,507	$6,454	$3,927	$4,393	$410	$191,933

At December 31, 2012

Classification:
Not formally rated	$94,888	$15,116	$—	$—	$—	$—	$—	$—	$—	$414	$110,418
Pass	—	—	11,355	5,346	29,147	8,486	7,379	3,665	1,161	—	66,539
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	658	444	—	—	3,583	167	—	—	—	—	4,852
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$95,546	$15,560	$11,355	$5,346	$32,730	$8,653	$7,379	$3,665	$1,161	$414	$181,809

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

Loans rated 9:  Loans in this category are considered a “loss.” The loan has been determined to be uncollectible and the chance of loss is inevitable. Loans in this category will be charged-off.

On an annual basis, or more often if needed, the Bank formally reviews the ratings on all commercial and construction loans.

Loans serviced for others and mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $113.5 million and $96.8 million at June 30, 2013 and December 31, 2012, respectively.

The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was $1.4 million at June 30, 2013 and was determined using the moving average 10-year, U.S. Treasury rate plus 5.0%, adjusted to reflect the current credit spreads and conditions in the market as a discount rate. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association and an independent third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the independent third party valuation specialist.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity-related valuation allowances.

	Six Months Ended
	June 30,
	2013	2012
	(In thousands)

Mortgage servicing rights:
Balance at beginning of period	$910	$475
Additions	375	162
Disposals	—	—
Amortization	(163)	(97)
Balance at end of period	1,122	540

Valuation allowances:
Balance at beginning of period	20	17
Additions	—	60
Recoveries	(15)	—
Write-downs	3	—
Balance at end of period	8	77

Mortgage servicing assets, net	$1,114	$463

Fair value of mortgage servicing assets	$1,429	$477

(7)                                 Secured Borrowings and Collateral

Federal Home Loan Bank advances

At June 30, 2013, all Federal Home Loan Bank (“FHLB”) of Boston advances were secured by a blanket security agreement on qualified collateral, principally first mortgage loans on owner-occupied residential property in the amount of $86.1 million, and mortgage-backed securities with a fair value of $13.6 million.

(8)                                 Fair Value Measurements

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

Level l - Valuation is based on quoted prices in active markets for identical assets or liabilities. Level l assets and liabilities generally include debt and equity securities that are traded in an active exchange market. At June 30, 2013, the Company had no assets or liabilities valued using Level 1 measurements.

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

All of the Company’s securities that are measured at fair value are included in Level 2 and are based on pricing models from independent, third party pricing services that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no liabilities measured at fair value. All of the Company’s impaired loans and other real estate owned that are measured at fair value are included in Level 3 and are based on the appraised value of the underlying collateral considering discounting factors, if deemed appropriate, and adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation. The Company did not have any significant transfers of assets or liabilities to or from Levels 1 and 2 of the fair value hierarchy during the six-month period ended June 30, 2013.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 are summarized below.

				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
At June 30, 2013

Assets

Securities available for sale

State and municipal	$—	$1,870	$—	$1,870

Residential mortgage-backed securities	—	17,349	—	17,349

Total securities available for sale	$—	$19,219	$—	$19,219

At December 31, 2012

Assets

Securities available for sale

Residential mortgage-backed securities	$—	$8,184	$—	$8,184

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. Assets measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012 are summarized below. The fair value adjustments relate to the amount of write-down recorded or related allowance recorded as of June 30, 2013 and December 31, 2012.

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
	(In thousands)
At June 30, 2013

Impaired loans	$—	$—	$2,459	$2,459	$(240)
Other real estate owned	—	—	20	20	(24)
	$—	$—	$2,479	$2,479	$(264)

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
	(In thousands)
At December 31, 2012

Impaired loans	$—	$—	$2,763	$2,763	$(320)
Other real estate owned	—	—	203	203	(19)
	$—	$—	$2,966	$2,966	$(339)

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

Short-term FHLB advances: The fair value of short-term FHLB advances approximates carrying value, as they generally mature within 90 days.

Long-term FHLB advances: The fair value for long-term FHLB advances is estimated using discounted cash flow analyses based on current market borrowing rates for similar types of borrowing arrangements.

Accrued interest:  The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet instruments:  Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At June 30, 2013 and December 31, 2012, the fair value of commitments outstanding is not significant since fees charged are not material.

The estimated fair values and related carrying amounts of the Company’s financial instruments at June 30, 2013 and December 31, 2012 are as follows.

	June 30, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$6,429	$6,429	$—	$—	$6,429
Securities available for sale	19,219	—	19,219	—	19,219
Securities held to maturity	1,297	—	1,403	—	1,403
FHLB stock	2,629	2,629	—	—	2,629
Loans held for sale	846	853	—	—	853
Loans, net	190,636	—	—	190,019	190,019
Accrued interest receivable	664	664	—	—	664
Capitalized mortgage servicing rights	1,114	—	1,429	—	1,429

Financial liabilities:
Deposits	$150,747	$—	$151,101	$—	$151,101
Short-term FHLB advances	21,750	—	21,750	—	21,750
Long-term FHLB advances	19,600	—	19,932	—	19,932
Mortgagers’ escrow accounts	1,111	1,111	—	—	1,111
Accrued interest payable	46	46	—	—	46

	December 31, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$6,789	$6,789	$—	$—	$6,789
Securities available for sale	8,184	—	8,184	—	8,184
Securities held to maturity	1,594	—	1,731	—	1,731
FHLB stock	2,861	2,861	—	—	2,861
Loans held for sale	2,606	2,642	—	—	2,642
Loans, net	180,599	—	—	188,198	188,198
Accrued interest receivable	617	617	—	—	617
Capitalized mortgage servicing rights	890	—	1,099	—	1,099

Financial liabilities:
Deposits	$154,439	$—	$154,860	$—	$154,860
Long-term FHLB advances	23,600	—	24,100	—	24,100
Mortgagers’ escrow accounts	1,034	1,034	—	—	1,034
Accrued interest payable	60	60	—	—	60

(9)                                 Equity Incentive Plan

At June 30, 2013, the Company had one equity incentive plan, which was described more fully in Note 13 of the consolidated financial statements and notes thereto for the year ended December 31, 2012.

The following table presents the activity for the plan for the six months ended June 30, 2013.

	Stock Options
	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	40,681	$9.49
Granted	22,000	$14.00
Exercised	(1,551)	$10.50
Forfeited	(5,769)	$11.45

Outstanding at end of period	55,361	$11.05

Exercisable at end of period	19,613

Weighted average fair value of options granted during the period	$5.31

Options Outstanding			Options Exercisable
Number	Weighted-Average	Weighted	Number	Weighted
Outstanding	Remaining	Average	Exercisable	Average
as of 06/30/2013	Contractual Life	Exercise Price	as of 06/30/2013	Exercise Price

12,008	6.65 Years	$9.33	9,702	$9.33
13,030	7.65 Years	$9.55	6,999	$9.55
11,173	8.65 Years	$9.58	2,912	$9.58
19,150	9.65 Years	$14.00	—
55,361	8.33 Years	$11.05	19,613	$9.45

	Non-vested
	Restricted Stock
	Number of Shares	Weighted Average Grant Date Value

Outstanding at beginning of year	30,281	$8.49
Granted	22,000	$12.76
Vested	(10,761)	$8.48
Forfeited	(5,769)	$10.31

Outstanding at end of period	35,751	$10.83

As of June 30, 2013, unrecognized share-based compensation expense related to non-vested options amounted to $145,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $341,000. Both amounts are expected to be recognized over a weighted average period of 3.7 years.

For the six months ended June 30, 2013, the Company recognized compensation expense for stock options of $27,000 with a related tax benefit of $5,000. The related tax benefit applies only to non-qualified stock options. For the six months ended June 30, 2013, the Company recognized compensation expense for restricted stock awards of $62,000 with a related tax benefit of $25,000.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects,” “subject,” and “believe”, “will”, “intends”, “will be” or “would”. These statements are subject to change based on various important factors (some of which are beyond the Company’s or the Bank’s control) and actual results may differ materially. Accordingly, readers should not place undue reliance on any forward-looking statements, which reflect management’s analysis of factors only as of the date of which they are given. These factors include general economic conditions, trends in interest rates, the ability of our borrowers to repay their loans, the ability of the Company or the Bank to effectively manage its growth, and results of regulatory examinations, among other factors. The foregoing list of important factors is not exclusive. Readers should carefully review the risk factors described in other documents the  Company files from time to time with the Securities and Exchange Commission, including Current Reports on Form 8-K.

Except as required by applicable law and regulation, the Company does not undertake — and specifically disclaims any obligation — to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

The Company’s results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and advances. The Company also generates non-interest income, primarily from gain on sale of loans. Fees and service charges are additional sources of non-interest income. The Company’s non-interest expense primarily consists of employee compensation and benefits, occupancy and equipment expense, advertising, data processing, professional fees and other operating expenses.

Net income for the six months ended June 30, 2013 increased $70,000, or 24.3% compared to the same period in 2012. The increase in net income was driven by an expansion of our net interest margin and mortgage banking income, partially offset by an increase in non-interest expenses. Net interest and dividend income increased primarily due to a decrease in funding costs, as we were successful in lowering rates paid on deposits and advances. Mortgage banking income increased $367,000, or 127.4% primarily due to the volume of residential loan sales, reflecting the low interest rate environment and significant refinancing volume. Non-interest expenses increased $528,000, or 14.2%, as the Company increased staff and replaced existing staff at higher salaries and upgraded software systems and products and services offered to our customers. Asset quality continued to improve, as non-performing assets to total assets declined to 0.31%. The Company continues to focus on generating commercial loans and core deposit growth, the development of our mortgage banking operation and increasing operating efficiencies, which we believe will build long-term shareholder value.

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Total assets increased $18.6 million, or 8.8%, to $230.2 million at June 30, 2013 from $211.6 million at December 31, 2012. The increase was primarily from increases in loans and securities available for sale.

Cash and cash equivalents decreased $360,000, or 5.3%, to $6.4 million at June 30, 2013 from $6.8 million at December 31, 2012. The decrease in cash and cash equivalents resulted primarily from the use of short-term investments to fund loan demand.

Loans (excluding loans held for sale) increased $10.0 million, or 5.6%, to $190.6 million at June 30, 2013 from $180.6 million at December 31, 2012, due primarily to an increase in commercial real estate loans, one- to four-family investment property loans and construction loans, partially offset by decreases in one- to four-family and home equity loans. Despite the current competitive market, we have decided to maintain our historically high underwriting standards instead of relaxing these standards and we have not reduced loan rates below levels at which we could not operate profitably. Commercial real estate loans increased $4.8 million, or 14.5%, to $37.5 million at June 30, 2013 from $32.7 million at December 31, 2012. Commercial loans collateralized by residential properties increased $3.1 million, or 18.7%, to $19.8 million at June 30, 2013 from $16.7 million at December 31, 2012. Construction loans increased $2.6 million, or 21.1%, to $14.8 million at June 30, 2013 from $12.2 million at December 31, 2012, primarily due to a $3.2 million, or 278.6% increase in non-residential construction loans. The majority of our construction loans remain collateralized by residential real estate (70.3% at June 30, 2013 and 90.5% at December 31, 2012). Commercial business loans increased $854,000, or 9.9%, to $9.5 million at June 30, 2013 from $8.7 million at December 31, 2012. One- to four-family loans decreased $675,000, or 0.7%, to $94.9 million at June 30, 2013 from $95.5 million at December 31, 2012. Home equity loans decreased $499,000, or 3.2%, to $15.1 million at June 30, 2013 from $15.6 million at December 31, 2012.

Our total securities portfolio increased $10.7 million, or 109.8%, to $20.5 million at June 30, 2013 from $9.8 million at December 31, 2012. The growth of our securities portfolio was primarily during the quarter ended June 30, 2013, as we took advantage of the recent increase in interest rates. Purchases were comprised of residential mortgage-backed securities issued by government-sponsored enterprises and municipal bonds and were all classified as available for sale.

Deposits decreased $3.7 million, or 2.4%, to $150.7 million at June 30, 2013 from $154.4 million at December 31, 2012. The decrease was primarily due to decreases in money market deposit accounts and certificates of deposits, partially offset by increases in demand deposit and NOW accounts. Money market accounts decreased $4.3 million, or 8.8% and certificates of deposit decreased $4.1 million, or 9.3%. Demand deposits increased $1.5 million, or 7.7%. NOW accounts increased $2.2 million, or 7.5%, as Lawyers’ Trust Account balances increased $4.0 million, or 168.9%, reflecting loan closing funds, offset by a $1.2 million, or 16.1% decrease in business interest-bearing checking accounts.

Total Federal Home Loan Bank advances increased $17.8 million, or 75.2% to $41.4 million at June 30, 2013 compared to $23.6 million at December 31, 2012. The proceeds from the advances were primarily used to fund loan demand, investment security purchases and deposit outflows.

Stockholders’ equity decreased $1.0 million, or 3.4% to $29.5 million at June 30, 2013. The decrease resulted primarily from the shares repurchased as part of an announced buyback program, an increase in other comprehensive loss and dividend payments, partially offset by net income of $358,000 for the six months ended June 30, 2013. There were 67,912 shares repurchased at a cost of $933,000 during the six months ended June 30, 2013. Dividend payments totaled $155,000 for the six months ended June 30, 2013. The other comprehensive loss at June 30, 2013 of $421,000 reflects the net change in net unrealized gains/losses on securities available for sale from a gain of $183,000 at December 31, 2012 to a loss of $238,000 at June 30, 2013. The net unrealized losses on securities available for sale were attributable to changes in market interest rates and were not considered by management to be other than temporary.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At		At
	June 30,		December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$94,871	49.43%	$95,546	52.54%
Home equity loans
and lines of credit	15,061	7.85	15,560	8.56
Total residential mortgage loans	109,932	57.28	111,106	61.10

Commercial loans:
One- to four-family investment property	13,824	7.20	11,355	6.25
Multi-family real estate	6,003	3.13	5,346	2.94
Commercial real estate	37,483	19.53	32,730	18.00
Commercial business	9,507	4.95	8,653	4.76
Total commercial loans	66,817	34.81	58,084	31.95

Construction loans:
One- to four-family	6,454	3.36	7,379	4.06
Multi-family	3,927	2.05	3,665	2.02
Non-residential	4,393	2.29	1,161	0.64
Total construction loans	14,774	7.70	12,205	6.72

Consumer	410	0.21	414	0.23

Total loans	191,933	100.00%	181,809	100.00%

Other items:
Net deferred loan costs	530		570
Allowance for loan losses	(1,827)		(1,780)

Total loans, net	$190,636		$180,599

Asset Quality. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.

	At June 30,	At December 31,
	2013	2012
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$690	$1,070
Commercial loans	—	2,105
Construction loans	—	—
Consumer	—	—

Total non-accrual loans	690	3,175

Non-performing restructured loans	—	—

Total non-performing loans	690	3,175

Real estate owned	20	203

Total non-performing assets	$710	$3,378

Ratios:
Non-performing loans to total loans	0.36%	1.74%
Non-performing assets to total assets	0.31%	1.60%
Allowance for loan losses to non-performing loans	264.78%	56.06%

Total delinquent loans decreased $2.0 million, from $2.4 million at December 31, 2012 to $402,000 at June 30, 2013, primarily due to one commercial real estate loan totaling $1.3 million that was brought current during the quarter.

Non-performing assets decreased $2.7 million to $710,000 at June 30, 2013 compared to $3.4 million at December 31, 2012. The decrease in non-performing assets was primarily due to the reclassification of a restructured loan, which has been performing in accordance with its restructured terms, to accrual status. Total non-performing assets represented 0.31% of total assets at June 30, 2013 and 1.60% of total assets at December 31, 2012.

Loans classified as substandard decreased $963,000 to $3.9 million at June 30, 2013 from $4.9 million at December 31, 2012. Included in the $3.9 million balance is one commercial real estate loan totaling $2.1 million, which has been restructured and is performing in accordance with its restructured terms. All of these credits continue to be managed in an effort to minimize loss to the Bank.

The allowance for loan losses increased $47,000 to $1.8 million at June 30, 2013. Loan charge-offs were $132,000 and loan recoveries were $16,000 for the six months ended June 30, 2013, as compared to loan charge-offs of $371,000 and loan recoveries of $5,000 for the same period in 2012. The allowance represented 0.95% of total loans at June 30, 2013 and 0.98% of total loans at December 31, 2012. At these levels, the allowance for loan losses as a percentage of non-performing loans was 264.78% at June 30, 2013 and 56.06% at December 31, 2012.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

General. Net income increased $14,000, or 10.4%, to $149,000 for the three months ended June 30, 2013, compared to net income of $135,000 for the three months ended June 30, 2012. The increase was primarily due to increases in net interest and dividend income and non-interest income, partially offset by an increase in non-interest expense.

Interest and Dividend Income. Interest and dividend income increased $18,000, or 0.8%, to $2.3 million for the three months ended June 30, 2013, primarily due to increases in interest income on loans, partially offset by decreases in interest income on short-term investments. Interest income on loans increased $28,000, or 1.3%, to $2.2 million for the three months ended June 30, 2013, due to a $30.4 million, or 19.2%, increase in the average balance of loans, partially offset by an 82 basis point decrease in yield to 4.64% for the three months ended June 30, 2013 from 5.46% for the three months ended June 30, 2012. We experienced decreases in commercial and construction loans during 2012, and added one- to four-family loans, which were originated or purchased at lower interest rates due to continued low market interest rates.

Interest and dividend income on investment securities increased $2,000, or 2.4%, to $84,000 for the three months ended June 30, 2013 from $82,000 for the three months ended June 30, 2012, due to a $3.3 million, or 26.3% increase in the average balance of investment securities for the three months ended June 30, 2013, partially offset by a 49 basis point decrease in yield to 2.10% for the three months ended June 30, 2013 from 2.59% for the three months ended June 30, 2012. Interest income on short-term investment securities decreased $12,000, or 92.3%, to $1,000 for the three months ended June 30, 2013 from $13,000 for the three months ended June 30, 2012, due to a $20.7 million, or 90.8% decrease in the average balance of short-

term investment securities for the three months ended June 30, 2013 and by a four basis point decrease in yield to 0.19% for the three months ended June 30, 2013.

Interest Expense. Interest expense decreased $165,000, or 36.9%, to $282,000 for the three months ended June 30, 2013 from $447,000 for the three months ended June 30, 2012. We experienced decreases in interest expense on both deposits and advances (primarily long-term FHLB advances). Interest expense on deposits decreased $97,000, or 42.2%, to $133,000 for the three months ended June 30, 2013 from $230,000 for the three months ended June 30, 2012, due to a decrease in rates we paid on interest-bearing deposits, as well as a decrease in the average balance of deposits. The average rate we paid on interest-bearing deposits decreased to 0.42% for the three months ended June 30, 2013 compared to 0.66% for the three months ended June 30, 2012. The average balance of interest-bearing deposits decreased $13.8 million, or 9.9%, to $125.6 million for the three months ended June 30, 2013 from $139.3 million for the three months ended June 30, 2012.

Interest expense on FHLB advances decreased $68,000, or 31.4%, to $149,000 for the three months ended June 30, 2013 from $217,000 for the three months ended June 30, 2012. The decrease was primarily due to a 184 basis point decrease in the average rate we paid on FHLB advances to 1.62% for the three months ended June 30, 2013 compared to 3.46% for the three months ended June 30, 2012, partially offset by an increase in the average balance, which increased $11.6 million, or 46.4%, to $36.7 million for the three months ended June 30, 2013 from $25.1 million for the three months ended June 30, 2012.

Net Interest and Dividend Income. Net interest and dividend income increased $183,000, or 10.1%, to $2.0 million for the three months ended June 30, 2013 compared to $1.8 million for the three months ended June 30, 2012. The increase in net interest income was primarily the result of a $15.5 million or 53.4%, increase in net average interest-earning assets to $44.5 million for the three months ended June 30, 2013, from $29.0 million for the same period in 2012 and by an 11 basis point increase in net interest margin to 3.85% for the three months ended June 30, 2013, from 3.74% for the same period ended 2012. Our net interest margin may compress in the future due to competitive pricing in our market area.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we recorded a $73,000 provision for loan losses for the three months ended June 30, 2013 compared to $31,000 for the three months ended June 30, 2012. We recorded $13,000 of recoveries and no loan charge-offs during the three months ended June 30, 2013. The provisions recorded resulted in an allowance for loan losses of $1.8 million, or 0.95% of total loans and 264.8% of non-performing loans at June 30, 2013, compared to an allowance for loan losses of $1.8 million, or 0.98% of total loans and 56.1% of non-performing loans at December 31, 2012.

Non-interest Income. Non-interest income increased $116,000, or 35.3%, to $445,000 for the three months ended June 30, 2013 from $329,000 for the three months ended June 30, 2012, primarily due to an increase in mortgage banking income and commercial loan fee income. Mortgage banking income increased $72,000, or 44.4%, to $234,000 for the three months ended June 30, 2013 from $162,000 for the three months ended June 30, 2012. We sold $10.9 million of loans during the three months ended June 30, 2013 compared to $9.5 million of such sales for the three months ended June 30, 2012. We intend to continue to expand the geographic footprint of our residential loan origination staff as a means to increase revenue from this area. Other non-interest income included $25,000 of fees associated with commercial lines of credit facilities.

Non-interest Expense. Non-interest expense increased $222,000, or 11.7%, to $2.1 million for the three months ended June 30, 2013 from $1.9 million for the three months ended June 30, 2012. Salaries and benefits expense increased $168,000, or 15.8% and included $124,000 in severance payments related to a staff reorganization, as well as costs associated with additional staff and the replacement of existing staff at higher salaries and their related benefits. Data processing expense increased $38,000, or 30.6% primarily due to implementation costs associated with the upgrading of products and services offered to our customers. Professional fees increased $19,000, or 16.8% primarily due to outplacement costs associated with the staff reorganization. Other general and administrative expenses increased $22,000, or 8.6%, for the three months ended June 30, 2013, primarily due to implementation of the Extensible Business Reporting Language (“XBRL”) requirement of the Securities and Exchange Commission ($14,000), the costs associated with problem loans ($14,000), and the amortization of the annual NASDAQ listing fee ($8,000), partially offset by a decrease in recruitment expense of $10,000.

Income Tax Expense. The income before income taxes of $237,000 resulted in income tax expense of $88,000 for the three months ended June 30, 2013, compared to income before income taxes of $202,000 resulting in an income tax expense of $67,000 for the three months ended June 30, 2012. The effective income tax rate was 37.1% for the three months ended June 30, 2013 compared to 33.2% for the three months ended June 30, 2012. The increase in the effective rate for the three months ended June 30, 2013, compared to the effective tax rate for the three months ended June 30, 2012, was primarily due to increased limitations on the deductibility of employee stock benefit plan expenses, due to an increase in the market value of the Company’s stock and tax exempt income being a lower percentage of total income during the three months ended June 30, 2013.

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

	Three Months Ended June 30,
	2013			2012
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (4)	Balance	Interest	Rate (4)
	(Dollars in thousands)
Interest-earning assets:
Loans	$188,685	$2,189	4.64%	$158,280	$2,161	5.46%
Investment securities	15,993	84	2.10%	12,658	82	2.59%
Short-term investments	2,096	1	0.19%	22,772	13	0.23%
Total interest-earning assets	206,774	2,274	4.40%	193,710	2,256	4.66%
Non-interest-earning assets	8,851	—		9,423	—
Total assets	$215,625	2,274		$203,133	2,256

Interest-bearing liabilities:
Savings deposits	$12,473	—	0.02%	$13,324	3	0.09%
NOW accounts	27,773	9	0.13%	20,684	14	0.27%
Money market accounts	45,192	7	0.06%	58,924	52	0.35%
Certificates of deposit	40,132	117	1.17%	46,411	161	1.39%
Total interest-bearing deposits	125,570	133	0.42%	139,343	230	0.66%
FHLB advances	36,735	149	1.62%	25,100	217	3.46%
Repurchase agreements	—	—	0.00%	271	—	0.00%
Total interest-bearing liabilities	162,305	282	0.69%	164,714	447	1.09%
Non-interest-bearing liabilities:
Demand deposits	20,017			15,514
Other non-interest-bearing liabilities	3,159			2,473
Total liabilities	185,481			182,701
Stockholders’ equity	30,144			20,432
Total liabilities and equity	$215,625			$203,133

Net interest and dividend income		$1,992			$1,809
Net interest rate spread (1)			3.71%			3.57%
Net interest-earning assets (2)	$44,469			$28,996
Net interest margin (3)			3.85%			3.74%
Average of interest-earning assets to interest-bearing liabilities			127.40%			117.60%

(1)                                  Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)                                  Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)                                  Net interest margin represents net interest and dividend income divided by average total interest-earning assets.

(4)                                  Annualized.

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

	For the Three Months Ended June 30, 2013
	Compared to the Three Months Ended
	June 30, 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$415	$(387)	$28
Investment securities	22	(20)	2
Short-term investments	(12)	—	(12)

Total interest-earning assets	425	(407)	18

Interest-bearing liabilities:
Savings deposits	—	(3)	(3)
NOW accounts	5	(10)	(5)
Money market accounts	(12)	(33)	(45)
Certificates of deposit	(22)	(22)	(44)

Total interest-bearing deposits	(29)	(68)	(97)

FHLB advances	101	(169)	(68)
Repurchase agreements	—	—	—

Total interest-bearing liabilities	72	(237)	(165)

Change in net interest income	$353	$(170)	$183

Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012

General. Net income increased $70,000, or 24.3%, to $358,000 for the six months ended June 30, 2013, compared to net income of $288,000 for the six months ended June 30, 2012. The increase was primarily due to increases in net interest and dividend income and non-interest income, partially offset by an increase in non-interest expense.

Interest and Dividend Income. Interest and dividend income decreased $91,000, or 2.0%, to $4.5 million for the six months ended June 30, 2013, primarily due to decreases in interest income on loans and decreases in interest and dividend income on investment securities. Interest income on loans decreased $67,000, or 1.5%, to $4.3 million for the six months ended June 30, 2013, due to a 89 basis point decrease in yield to 4.65% for the six months ended June 30, 2013 from 5.54% for the six months ended June 30, 2012, partially offset by a $27.7 million, or 17.4%, increase in the average balance of loans. We experienced decreases in commercial and construction loans during 2012, and as a result added one- to four-family loans, which were originated or purchased at lower interest rates due to continued low market interest rates.

Interest and dividend income on investment securities decreased $8,000, or 5.5%, to $138,000 for the six months ended June 30, 2013 from $146,000 for the six months ended June 30, 2012, due to a 66 basis point decrease in yield to 1.94% for the six months ended June 30, 2013 from 2.60% for the six months ended June 30, 2012, partially offset by a $3.0 million, or 27.0% increase in the average balance of investment securities for the six months ended June 30, 2013. Interest income on short-term investment securities decreased $16,000, or 84.2%, to $3,000 for the six months ended June 30, 2013 from $19,000 for the six months ended June 30, 2012, due to a $20.0 million, or 89.6% decrease in the average balance of short-term investment securities for the six months ended June 30, 2013, partially offset by a nine basis point increase in yield to 0.26% for the six months ended June 30, 2013.

Interest Expense. Interest expense decreased $372,000, or 39.2%, to $577,000 for the six months ended June 30, 2013 from $949,000 for the six months ended June 30, 2012. We experienced decreases in interest expense on both deposits and advances (primarily long-term FHLB advances). Interest expense on deposits decreased $240,000, or 46.8%, to $273,000 for the six months ended June 30, 2013 from $513,000 for the six months ended June 30, 2012, due to a decrease in rates we paid on interest-bearing deposits, as well as a decrease in the average balance of deposits. The average rate we paid on interest-bearing deposits decreased to 0.43% for the six months ended June 30, 2013 compared to 0.74% for the six months ended June 30, 2012. The average balance of interest-bearing deposits decreased $11.0 million, or 8.0%, to $127.0 million for the six months ended June 30, 2013 from $138.0 million for the six months ended June 30, 2012.

Interest expense on FHLB advances decreased $131,000, or 30.1%, to $304,000 for the six months ended June 30, 2013 from $435,000 for the six months ended June 30, 2012. The decrease was primarily due to a 160 basis point decrease in the average rate we paid on FHLB advances to 1.87% for the six months ended June 30, 2013 compared to 3.47% for the six months ended June 30, 2012, partially offset by an increase in the average balance, which increased $7.5 million, or 29.8%, to $32.6 million for the six months ended June 30, 2013 from $25.1 million for the six months ended June 30, 2012.

Net Interest and Dividend Income. Net interest and dividend income increased $281,000, or 7.7%, to $3.9 million for the six months ended June 30, 2013 compared to $3.6 million for the six months ended June 30, 2012. The increase in net interest income was primarily the result of a $14.7 million, or 50.2%, increase in net average interest-earning assets to $44.0 million for the six months ended June 30, 2013, from $29.3 million for the same period in 2012 and by an eight basis point increase in net interest margin to 3.84% for the six months ended June 30, 2013, from 3.76% for the same period ended 2012. Our net interest margin may compress in the future due to competitive pricing in our market area.

Provision for Loan Losses. We recorded a $163,000 provision for loan losses for the six months ended June 30, 2013 compared to $95,000 for the six months ended June 30, 2012. We recorded $132,000 and $16,000 of loan charge-offs and recoveries, respectively, during the six months ended June 30, 2013. The provisions recorded resulted in an allowance for loan losses of $1.8 million, or 0.95% of total loans and 264.8% of non-performing loans at June 30, 2013, compared to an allowance for loan losses of $1.8 million, or 0.98% of total loans and 56.1% of non-performing loans at December 31, 2012.

Non-interest Income. Non-interest income increased $454,000, or 74.2%, to $1.1 million for the six months ended June 30, 2013 from $612,000 for the six months ended June 30, 2012, primarily due to an increase in mortgage banking income and commercial loan fee income. Mortgage banking income increased $367,000, or 127.4%, to $655,000 for the six months ended June 30, 2013 from $288,000 for the six months ended June 30, 2012. We sold $27.1 million of loans during the six months ended June 30, 2013 compared to $17.9 million of such sales for the six months ended June 30, 2012. The increase in the volume of sold loans was primarily driven by loan refinancing and to a lesser extent the development of our residential loan origination staff. We intend to continue to expand the geographic foot-print of our residential loan origination staff as a means to increase revenue from this area. Other non-interest income includes $45,000 of fees associated with commercial lines of credit facilities.

Non-interest Expense. Non-interest expense increased $528,000, or 14.2%, to $4.2 million for the six months ended June 30, 2013 from $3.7 million for the six months ended June 30, 2012. Salaries and benefits expense increased $342,000, or 16.4%, and included $124,000 in severance payments related to a staff reorganization, as well as costs associated with additional staff and the replacement of existing staff at higher salaries and their related benefits. Data processing expense increased $103,000, or 42.0%, primarily due to implementation costs associated with the upgrading of software systems and products and services offered to our customers. Other general and administrative expenses increased $103,000, or 21.9%, for the six months ended June 30, 2013, primarily due to implementation of the Extensible Business Reporting

Language (“XBRL”) requirement of the Securities and Exchange Commission ($26,000), the costs associated with problem loans ($26,000), costs associated with other real estate owned properties ($24,000) and the amortization of the annual NASDAQ listing fee ($16,000).

Income Tax Expense. The income before income taxes of $574,000 resulted in income tax expense of $216,000 for the six months ended June 30, 2013, compared to income before income taxes of $435,000 resulting in an income tax expense of $147,000 for the six months ended June 30, 2012. The effective income tax rate was 37.6% for the six months ended June 30, 2013 compared to 33.7% for the six months ended June 30, 2012. The increase in the effective rate for the six months ended June 30, 2013, compared to the effective tax rate for the six months ended June 30, 2012, was primarily due to increased limitations on the deductibility of employee stock benefit plan expenses, due to an increase in the market value of the Company’s stock and tax exempt income being a lower percentage of total income during the six months ended June 30, 2013.

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

	Six Months Ended June 30,
	2013			2012
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (4)	Balance	Interest	Rate (4)
	(Dollars in thousands)
Interest-earning assets:
Loans	$186,942	$4,345	4.65%	$159,277	$4,412	5.54%
Investment securities	14,253	138	1.94%	11,220	146	2.60%
Short-term investments	2,324	3	0.26%	22,285	19	0.17%
Total interest-earning assets	203,519	4,486	4.41%	192,782	4,577	4.75%
Non-interest-earning assets	8,577	—		9,152	—
Total assets	$212,096	4,486		$201,934	4,577

Interest-bearing liabilities:
Savings deposits	$12,319	1	0.02%	$12,439	9	0.14%
NOW accounts	27,836	23	0.17%	19,372	32	0.33%
Money market accounts	46,195	13	0.06%	60,100	150	0.50%
Certificates of deposit	40,627	236	1.16%	46,110	322	1.40%
Total interest-bearing deposits	126,977	273	0.43%	138,021	513	0.74%
FHLB advances	32,579	304	1.87%	25,105	435	3.47%
Repurchase agreements	—	—	0.00%	376	1	0.53%
Total interest-bearing liabilities	159,556	577	0.72%	163,502	949	1.16%
Non-interest-bearing liabilities:
Demand deposits	19,622			15,672
Other non-interest-bearing liabilities	2,648			2,352
Total liabilities	181,826			181,526
Stockholders’ equity	30,270			20,408
Total liabilities and equity	$212,096			$201,934

Net interest income		$3,909			$3,628
Net interest rate spread (1)			3.69%			3.59%
Net interest-earning assets (2)	$43,963			$29,280
Net interest margin (3)			3.84%			3.76%
Average of interest-earning assets to interest-bearing liabilities			127.55%			117.91%

(1)         Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)         Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)         Net interest margin represents net interest income divided by average total interest-earning assets.

(4)         Annualized.

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

	For the Six Months Ended June 30, 2013
	Compared to the Six Months Ended
	June 30, 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$766	$(833)	$(67)
Investment securities	39	(47)	(8)
Short-term investments	(17)	1	(16)

Total interest-earning assets	788	(879)	(91)

Interest-bearing liabilities:
Savings deposits	—	(8)	(8)
NOW accounts	14	(23)	(9)
Money market accounts	(35)	(102)	(137)
Certificates of deposit	(38)	(48)	(86)

Total interest-bearing deposits	(59)	(181)	(240)

FHLB advances	130	(261)	(131)
Repurchase agreements	(1)	—	(1)

Total interest-bearing liabilities	70	(442)	(372)

Change in net interest income	$718	$(437)	$281

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $6.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $19.2 million at June 30, 2013. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $115.1 million. At June 30, 2013, we had $41.3 million in FHLB advances outstanding and $596,000 in brokered certificates of deposit, allowing the Company access to an additional $73.2 million in wholesale funds based on policy guidelines.

At June 30, 2013 we had $20.6 million in loan commitments outstanding. In addition to commitments to originate loans, we had $30.9 million in unadvanced funds to borrowers. Related to our secondary market activities, we had $4.9 million of forward loan sale commitments at June 30, 2013. These forward loan sale commitments were used to offset the interest rate risk associated with mortgage loans, which have had their interest rate locked by our customers.

Certificates of deposit due within one year of June 30, 2013 totaled $22.3 million, or 14.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits or other advances than we currently pay on the certificates of deposit due on or before June 30, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

Our primary investing activities are the origination and purchase of loans and the purchase of securities. During the six months ended June 30, 2013, we originated $69.8 million in loans. During the six months ended June 30, 2013, we purchased $7.6 million in securities. No loans were purchased during the six months ended June 30, 2013 and 2012.

Financing activities consist primarily of activity in deposit accounts, FHLB advances and the sale of residential mortgages. We experienced a net decrease in total deposits of $3.7 million for the six months ended June 30, 2013. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. FHLB advances reflected a net increase of $17.8 million during the six months ended June 30, 2013. FHLB advances have primarily been used to fund loan demand and deposit outflows. We sold $27.1 million in conforming residential mortgage loans for the six months ended June 30, 2013.

Capital Management. The Bank is subject to various regulatory capital requirements including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2013, the Bank exceeded all of its regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rule also implements consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015. Management is evaluating what impact, if any, these new rules will have on the operation of the Bank and/or the Company.

Off-Balance Sheet Arrangements.        For the six months ended June 30, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) The following table presents a summary of the Company’s share repurchases during the quarter ended June 30, 2013.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Program (1)	Program (1)
April 1 through April 30, 2013	6,000	$13.75	6,000	54,935
May 1 through May 31, 2013	5,300	$13.75	5,300	49,635
June 1 through June 30, 2013	38,300	$13.90	38,300	11,335

(1) On January 29, 2013 the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company intends to purchase up to approximately 4.1% of its issued and outstanding shares, or up to 79,247 shares. As of June 30, 2013, the Company had purchased 67,912 shares in accordance with the stock repurchase program.

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

Item 6.         Exhibits

31.1          Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2          Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32                    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101             The following financial statements from Georgetown Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 14, 2013, formatted in XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.

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

GEORGETOWN BANCORP, INC.
(Registrant)

Date: August 14, 2013	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)