Form 10-Q
period 2013-09-30
Georgetown Bancorp, Inc.
filed 2013-11-14
CIK 1542299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 1,864,268 shares outstanding as of November 8, 2013.

Form 10-Q

GEORGETOWN BANCORP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At	At
	September 30,	December 31,
	2013	2012
	(Unaudited)
	(In thousands)

ASSETS

Cash and due from banks	$3,943	$2,228
Short-term investments	4,364	4,561
Total cash and cash equivalents	8,307	6,789

Securities available for sale, at fair value	19,029	8,184
Securities held to maturity, at amortized cost	1,169	1,594
Federal Home Loan Bank stock, at cost	2,649	2,861
Loans held for sale	1,012	2,606
Loans, net of allowance for loan losses of $2,096,000 at September 30, 2013 and $1,780,000 at December 31, 2012	205,900	180,599
Premises and equipment, net	3,730	3,753
Accrued interest receivable	682	617
Bank-owned life insurance	2,872	2,797
Other real estate owned	20	203
Other assets	1,800	1,599

Total assets	$247,170	$211,602

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$162,007	$154,439
Short-term Federal Home Loan Bank advances	34,575	—
Long-term Federal Home Loan Bank advances	18,100	23,600
Mortgagors’ escrow accounts	1,248	1,034
Accrued expenses and other liabilities	1,750	1,966
Total liabilities	217,680	181,039

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value per share: 50,000,000 shares authorized at September 30, 2013 and December 31, 2012; none outstanding	—	—
Common stock, $0.01 par value per share: 100,000,000 shares authorized, 1,875,310 shares issued at September 30, 2013 and 1,940,259 shares issued at December 31, 2012	19	19
Additional paid-in capital	19,809	20,669
Retained earnings	11,254	10,958
Accumulated other comprehensive (loss) income	(257)	183
Unearned compensation - ESOP (95,525 shares unallocated at September 30, 2013 and 101,367 shares unallocated at December 31, 2012)	(1,022)	(1,084)
Unearned compensation - Restricted stock (35,751 shares non-vested at September 30, 2013 and 30,281 shares non-vested at December 31, 2012)	(313)	(182)
Total stockholders’ equity	29,490	30,563

Total liabilities and stockholders’ equity	$247,170	$211,602

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Interest and dividend income:
Loans, including fees	$2,340	$2,092	$6,685	$6,504
Securities	125	72	263	218
Short-term investments	2	16	5	35
Total interest and dividend income	2,467	2,180	6,953	6,757

Interest expense:
Deposits	146	190	419	703
Short-term Federal Home Loan Bank advances	14	—	26	—
Long-term Federal Home Loan Bank advances	129	189	421	624
Securities sold under agreements to repurchase	—	—	—	1
Total interest expense	289	379	866	1,328

Net interest and dividend income	2,178	1,801	6,087	5,429
Provision for loan losses	244	67	407	162
Net interest and dividend income, after provision for loan losses	1,934	1,734	5,680	5,267

Non-interest income:
Customer service fees	141	144	422	411
Mortgage banking income, net	41	424	696	712
Income from bank-owned life insurance	26	26	75	75
Net (loss) gain on sale of other real estate owned	(4)	19	18	19
Other	37	3	96	11
Total non-interest income	241	616	1,307	1,228

Non-interest expenses:
Salaries and employee benefits	1,124	1,065	3,555	3,154
Occupancy and equipment expenses	222	228	664	659
Data processing expenses	117	161	465	406
Professional fees	102	96	321	310
Advertising expenses	76	101	226	284
FDIC insurance	31	41	106	118
Other general and administrative expenses	252	266	825	737
Total non-interest expenses	1,924	1,958	6,162	5,668

Income before income taxes	251	392	825	827

Income tax provision	83	148	299	295

Net income	$168	$244	$526	$532

Weighted-average number of common shares outstanding:
Basic	1,781,959	1,835,273	1,818,040	1,890,379
Diluted	1,784,492	1,835,273	1,823,016	1,890,379

Earnings per share:
Basic	$0.09	$0.13	$0.29	$0.28
Diluted	$0.09	$0.13	$0.29	$0.28

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)

Net income	$168	$244	$526	$532

Net unrealized (loss) gain on securities available for sale	(29)	61	(686)	89
Income tax benefit (provision)	10	(22)	246	(32)
Other comprehensive (loss) income, net of tax	(19)	39	(440)	57

Comprehensive income	$149	$283	$86	$589

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation-	Compensation-	Treasury
	Stock	Capital	Earnings	(Loss) Income	ESOP	Restricted Stock	Stock	Total
	(In thousands)

Balance at December 31, 2011	$278	$11,496	$10,010	$134	$(286)	$(167)	$(1,136)	$20,329

Net income	—	—	532	—	—	—	—	532

Other comprehensive income	—	—	—	57	—	—	—	57

Reorganization and related stock offering:
Exchange of common stock: 2,777,750 shares at $0.10 par value per share for 1,940,259 shares at $0.01 par value per share	(259)	259						—

Net proceeds from the issuance of common stock (1,100,000 shares)	—	9,930	—	—	—	—	—	9,930

Common stock acquired by ESOP (88,000 shares)	—	—	—	—	(880)	—	—	(880)

Merger of Georgetown Bancorp, MHC	—	5	—	—	—	—	—	5

Common stock held by ESOP allocated or committed to be allocated (5,430 shares)	—	(7)	—	—	62	—	—	55

Restricted stock granted in connection with equity incentive plan (12,606 shares)	—	109	—	—	—	(109)	—	—

Forfeiture of restricted stock (1,620 shares)	—	(13)	—	—	—	13	—	—
Reissuance of treasury stock (7,027 shares)	—	(83)	—	—	—	—	83	—
Purchase of treasury stock (986 shares)	—	—	—	—	—	—	(8)	(8)
Retirement of treasury stock		(1,061)	—	—	—	—	1,061	—
Share based compensation - options	—	26	—	—	—	—	—	26
Share based compensation - restricted stock	—	—	—	—	—	59	—	59

Balance at September 30, 2012	$19	$20,661	$10,542	$191	$(1,104)	$(204)	$—	$30,105

Balance at December 31, 2012	$19	$20,669	$10,958	$183	$(1,084)	$(182)	$—	$30,563

Net income	—	—	526	—	—	—	—	526

Other comprehensive loss	—	—	—	(440)	—	—	—	(440)

Cash dividends paid ($0.04 per share)	—	—	(230)	—	—	—	—	(230)

Repurchased stock related to buyback program (79,247 shares)	—	(1,091)	—	—	—	—	—	(1,091)

Common stock held by ESOP allocated or committed to be allocated (5,429 shares)	—	12	—	—	62	—	—	74

Restricted stock granted in connection with equity incentive plan (22,000 shares)	—	281	—	—	—	(281)	—	—

Purchased stock related to vested restricted stock (1,933 shares)	—	(25)	—	—	—	—	—	(25)
Forfeiture of restricted stock (5,769 shares)	—	(60)	—	—	—	60	—	—
Cash disposition of stock options	—	(17)	—	—	—	—	—	(17)
Share based compensation - options	—	40	—	—	—	—	—	40
Share based compensation - restricted stock	—	—	—	—	—	90	—	90

Balance at September 30, 2013	$19	$19,809	$11,254	$(257)	$(1,022)	$(313)	$—	$29,490

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$526	$532
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	407	162
Amortization of securities, net	87	10
Net change in deferred loan fees and costs	76	(261)
Depreciation and amortization expense	210	207
(Increase) decrease in accrued interest receivable	(65)	26
Income from bank-owned life insurance	(75)	(75)
Stock-based compensation expense	204	140
Gain on sales of loans	(810)	(843)
Loans originated for sale	(30,706)	(40,394)
Proceeds from sales of loans	33,110	41,037
Gain on sale of other real estate owned	(18)	(19)
Write down of other real estate owned	5	—
Decrease in prepaid FDIC insurance	215	108
Net change in other assets and liabilities	(386)	1,552
Net cash provided by operating activities	2,780	2,182

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	2,200	1,658
Purchases	(13,820)	(4,152)
Maturities, prepayments and calls of securities held to maturity	427	560
Redemption of Federal Home Loan Bank stock	212	250
Loan originations, net	(26,028)	6,942
Principal balance of loans purchased	—	(9,882)
Principal balance of portfolio loans sold	—	314
Proceeds from sale of other real estate owned	440	94
Purchase of premises and equipment	(187)	(135)
Net cash used in investing activities	(36,756)	(4,351)

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(concluded)

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands)
Cash flows from financing activities:
Net change in deposits	7,568	1,805
Net change in securities sold under agreements to repurchase	—	(573)
Net change in Federal Home Loan Bank advances with maturities of three months or less	34,575	—
Proceeds of Federal Home Loan Bank advances with maturities greater than three months	2,000	8,500
Repayments of Federal Home Loan Bank advances with maturities greater than three months	(7,500)	(9,021)
Net change in mortgagors’ escrow accounts	214	168
Repurchase of common stock	(1,116)	(8)
Cash dividends paid on common stock	(230)	—
Cash disposition of stock options	(17)	—
Cash received from Georgetown Bancorp, MHC due to reorganization	—	5
Net proceeds from issuance of common stock	—	9,050
Net cash provided by financing activities	35,494	9,926

Net change in cash and cash equivalents	1,518	7,757

Cash and cash equivalents at beginning of period	6,789	19,083

Cash and cash equivalents at end of period	$8,307	$26,840

Supplementary information:
Interest paid on deposit accounts	$418	$706
Interest paid on advances	464	638
Income taxes paid	548	220
Loans transferred to other real estate owned	244	253

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Basis of Presentation

The accompanying unaudited financial statements of Georgetown Bancorp, Inc., a Maryland corporation, (the “Company”) were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2012 Consolidated Financial Statements presented in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 29, 2013. The consolidated financial statements include the accounts of Georgetown Bank (the “Bank”) and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

(2)           Corporate Structure

In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized Georgetown Bancorp, Inc., (“Georgetown Federal”) as a federally-chartered corporation that owned 100% of the common stock of the Bank (in stock form); and (iii) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owned 56.7% of the Common Stock of Georgetown Federal as of June 30, 2012. On November 28, 2011, the Boards of Directors of Georgetown Federal, Georgetown Bancorp, MHC and the Bank each unanimously adopted a Plan of Conversion or Reorganization of the Mutual Holding Company pursuant to which Georgetown Bancorp, MHC undertook a “second-step” conversion and now ceases to exist. Georgetown Bancorp, MHC reorganized from a two-tier mutual holding company structure to a fully public stock holding company structure effective July 11, 2012, and, as a result, the Bank is now the wholly-owned subsidiary of the Company.

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

Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income available to common stockholders	$168,000	$244,000	$526,000	$532,000

Basic common shares:
Weighted average shares outstanding	1,843,319	1,910,017	1,880,981	1,908,847
Less: Weighted average unallocated ESOP shares	(97,111)	(105,025)	(98,921)	(47,909)
Add: Weighted average unvested restricted shares with non-forfeitable dividend rights	35,751	30,281	35,980	29,441
Basic weighted average common shares outstanding	1,781,959	1,835,273	1,818,040	1,890,379

Dilutive potential common shares	2,533	—	4,976	—

Diluted weighted average common shares outstanding	1,784,492	1,835,273	1,823,016	1,890,379

Basic earnings per share	$0.09	$0.13	$0.29	$0.28

Diluted earnings per share	$0.09	$0.13	$0.29	$0.28

Options to purchase 52,924 shares, representing outstanding options that were granted in 2010, 2011, 2012 and 2013, were included in the computation of diluted earnings per share for the three-month period ended September 30, 2013. Options to purchase 33,774 shares, representing outstanding options that were granted in 2010, 2011 and 2012, were included in the computation of diluted earnings per share for the nine-month period ended September 30, 2013. Options to purchase 19,150 shares that were granted in 2013 were not included in the computation of diluted earnings per share for the nine-month period ended September 30, 2013, because to do so would have been antidilutive. Options to purchase 40,681 shares, representing all outstanding options, were included in the computation of diluted earnings per share for the three and nine-month periods ended September 30, 2012. However, the result of the computation for the three and nine- months ended September 30, 2012 was that there were no dilutive potential common shares.

(4)           Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities.” The objective of this ASU is to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendments in this ASU are effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

(5)           Securities

A summary of securities is as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At September 30, 2013

Securities available for sale

State and municipal	$2,516	$2	$(118)	$2,400

Residential mortgage-backed securities	16,915	94	(380)	16,629

Total securities available for sale	$19,431	$96	$(498)	$19,029

Securities held to maturity

Residential mortgage-backed securities	$1,169	$94	$—	$1,263

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At December 31, 2012

Securities available for sale

Residential mortgage-backed securities	$7,900	$284	$—	$8,184

Securities held to maturity

Residential mortgage-backed securities	$1,594	$137	$—	$1,731

All residential mortgage-backed securities have been issued by government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2013 is as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Over ten years	$2,516	$2,400	$—	$—

Residential mortgage-backed securities	16,915	16,629	1,169	1,263

	$19,431	$19,029	$1,169	$1,263

There were no sales of securities for the three and nine-months ended September 30, 2013 and 2012.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position, is as follows.

	Less Than Twelve Months		Greater Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
At September 30, 2013:

Securities available for sale

State and municipal	$118	$1,832	$—	$—

Residential mortgage-backed securities	380	10,727	—	—

Total securities available for sale	$498	$12,559	$—	$—

Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

At September 30, 2013 twelve securities classified as available for sale had an unrealized loss with aggregate depreciation of 3.82% from the securities amortized cost basis.  The unrealized losses on the Company’s investments in state and municipal bonds and residential mortgage backed securities were primarily caused by changes in interest rates and not by credit quality.  Many of these investments are guaranteed by the U.S. Government or its agencies and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary.

There were no securities with gross unrealized losses at December 31, 2012.

(6)                  Loans and Servicing

Loans

A summary of loans is as follows.

	At		At
	September 30,		December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$93,736	45.17%	$95,546	52.54%
Home equity loans and lines of credit	15,240	7.34	15,560	8.56
Total residential mortgage loans	108,976	52.51	111,106	61.10

Commercial loans:
One- to four-family investment property	13,017	6.27	11,355	6.25
Multi-family real estate	5,731	2.76	5,346	2.94
Commercial real estate	47,987	23.13	32,730	18.00
Commercial business	11,408	5.50	8,653	4.76
Total commercial loans	78,143	37.66	58,084	31.95

Construction loans:
One- to four-family	7,897	3.81	7,379	4.06
Multi-family	6,947	3.35	3,665	2.02
Non-residential	5,120	2.47	1,161	0.64
Total construction loans	19,964	9.63	12,205	6.72

Consumer	419	0.20	414	0.23

Total loans	207,502	100.00%	181,809	100.00%

Other items:
Net deferred loan costs	494		570
Allowance for loan losses	(2,096)		(1,780)

Total loans, net	$205,900		$180,599

An analysis of the allowance for loan losses at and for the nine months ended September 30, 2013 and 2012 and at December 31, 2012 is below. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
	One- to four- family	Home equity loans and lines of credit	One- to four- family investment property	Multi-family real estate	Commercial real estate	Commercial business	One- to four- family	Multi-family	Non- residential	Consumer	Total
	(In thousands)
Allowance for loan losses

Nine months ended September 30, 2013
Beginning Balance	$378	$254	$62	$40	$668	$159	$149	$34	$25	$11	$1,780
Charge-offs	(130)	—	—	—	—	—	—	—	—	(7)	(137)
Recoveries	43	—	—	—	—	—	—	—	—	3	46
Provision (benefit)	(4)	(18)	10	3	216	49	38	30	78	5	407
Ending Balance	$287	$236	$72	$43	$884	$208	$187	$64	$103	$12	$2,096

Nine months ended September 30, 2012
Beginning Balance	$346	$341	$59	$98	$400	$234	$228	$98	$11	$9	$1,824
Charge-offs	(144)	—	—	—	—	(11)	(191)	—	—	(31)	(377)
Recoveries	137	—	—	—	—	—	—	—	—	5	142
Provision (benefit)	21	(82)	(8)	(27)	248	(99)	113	(32)	1	27	162
Ending Balance	$360	$259	$51	$71	$648	$124	$150	$66	$12	$10	$1,751

At September 30, 2013

Allowance for loan losses
Individually evaluated for impairment	$7	$—	$—	$—	$210	$—	$—	$—	$—	$—	$217
Collectively evaluated for impairment	280	236	72	43	674	208	187	64	103	12	1,879
	$287	$236	$72	$43	$884	$208	$187	$64	$103	$12	$2,096

Loans
Individually evaluated for impairment	$322	$429	$—	$—	$2,408	$—	$—	$—	$—	$—	$3,159
Collectively evaluated for impairment	93,414	14,811	13,017	5,731	45,579	11,408	7,897	6,947	5,120	419	204,343
	$93,736	$15,240	$13,017	$5,731	$47,987	$11,408	$7,897	$6,947	$5,120	$419	$207,502

At December 31, 2012

Allowance for loan losses
Individually evaluated for impairment	$93	$13	$—	$—	$214	$—	$—	$—	$—	$—	$320
Collectively evaluated for impairment	285	241	62	40	454	159	149	34	25	11	1,460
	$378	$254	$62	$40	$668	$159	$149	$34	$25	$11	$1,780

Loans
Individually evaluated for impairment	$658	$45	$—	$—	$2,412	$—	$—	$—	$—	$—	$3,115
Collectively evaluated for impairment	94,888	15,515	11,355	5,346	30,318	8,653	7,379	3,665	1,161	414	178,694
	$95,546	$15,560	$11,355	$5,346	$32,730	$8,653	$7,379	$3,665	$1,161	$414	$181,809

The following is a summary of past-due and non-accrual loans at September 30, 2013 and December 31, 2012. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
At September 30, 2013:

Residential loans:
One- to four-family	$—	$—	$—	$—	$93,736	$93,736	$—	$—
Home equity loans and lines of credit	15	—	399	414	14,826	15,240	—	399

Commercial loans:
One- to four-family investment property	—	—	—	—	13,017	13,017	—	—
Multi-family real estate	—	—	—	—	5,731	5,731	—	—
Commercial real estate	570	—	—	570	47,417	47,987	—	—
Commercial business	—	—	—	—	11,408	11,408	—	—

Construction loans:
One- to four-family	—	—	—	—	7,897	7,897	—	—
Multi-family	—	—	—	—	6,947	6,947	—	—
Non-residential	—	—	—	—	5,120	5,120	—	—

Consumer	1	—	—	1	418	419	—	—

Total	$586	$—	$399	$985	$206,517	$207,502	$—	$399

At December 31, 2012:

Residential loans:
One- to four-family	$—	$284	$374	$658	$94,888	$95,546	$—	$658
Home equity loans and lines of credit	16	—	399	415	15,145	15,560	—	412

Commercial loans:
One- to four-family investment property	—	—	—	—	11,355	11,355	—	—
Multi-family real estate	—	—	—	—	5,346	5,346	—	—
Commercial real estate	1,258	—	—	1,258	31,472	32,730	—	2,105
Commercial business	—	—	—	—	8,653	8,653	—	—

Construction loans:
One- to four-family	—	—	—	—	7,379	7,379	—	—
Multi-family	—	—	—	—	3,665	3,665	—	—
Non-residential	—	—	—	—	1,161	1,161	—	—

Consumer	20	2	—	22	392	414	—	—

Total	$1,294	$286	$773	$2,353	$179,456	$181,809	$—	$3,175

The following is an analysis of impaired loans at September 30, 2013 and December 31, 2012.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

At September 30, 2013

Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$—	$—	$—	$—	$—
Home equity loans and lines of credit	429	429	—	390	1
Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—
Total impaired with no related allowance	$429	$429	$—	$390	$1

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$322	$322	$7	$397	$9
Home equity loans and lines of credit	—	—	—	11	—

Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	2,408	2,511	210	2,410	93
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—
Total with an allowance recorded	$2,730	$2,833	$217	$2,818	$102

At December 31, 2012

Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$—	$—	$—	$176	$—
Home equity loans and lines of credit	32	32	—	30	—

Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	801	—
Multi-family	—	—	—	344	23
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—
Total impaired with no related allowance	$32	$32	$—	$1,351	$23

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$658	$684	$93	$734	$10
Home equity loans and lines of credit	13	13	13	13	1

Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	2,412	2,519	214	958	19
Commercial business	—	—	—	6	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—
Total with an allowance recorded	$3,083	$3,216	$320	$1,711	$30

There was one loan modification made that resulted in the classification of a troubled debt restructure (TDR) during the nine months ended September 30, 2013. This TDR did not result in a material impact to the allowance for loan losses account. The modification consolidated an adjustable rate one- to four-family residential loan and a fixed home equity loan into a single fixed rate one- to four-family residential loan. In addition to the consolidation of the loans $32,000 was advanced to the borrower.  There is no commitment to lend additional funds to borrowers whose loans were modified in a troubled debt restructuring as of September 30, 2013.

There were two loan modifications made during the nine months ended September 30, 2012 that were classified as TDR, which  did not result in a material impact to the allowance for loan loss account.  A one- to four-family construction loan was modified with terms that included an extension of the maturity date, as well as $35,000 in additional funds in order to complete the project and allow time for the sale of the property. This loan subsequently paid in full during 2012 according to its modified terms.  The second modification involved a home equity loan that was issued to facilitate the borrower’s ability to refinance at another financial institution their first mortgage held by the Bank. The refinancing of the first mortgage resulted in the Company recording a loan loss recovery of $133,000.

At September 30, 2013 and December 31, 2012 there were no TDRs in default of their modified terms.

The following table represents the Company’s loans by risk rating at September 30, 2013 and December 31, 2012. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
	One- to four- family	Home equity loans and lines of credit	One- to four- family investment property	Multi-family real estate	Commercial real estate	Commercial business	One- to four- family	Multi-family	Non- residential	Consumer	Total
	(In thousands)
At September 30, 2013

Classification:
Not formally rated	$93,414	$14,841	$—	$—	$—	$—	$—	$—	$—	$419	$108,674
Pass	—	—	13,017	5,731	45,579	11,343	7,897	6,947	5,120	—	95,634
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	322	399	—	—	2,408	65	—	—	—	—	3,194
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$93,736	$15,240	$13,017	$5,731	$47,987	$11,408	$7,897	$6,947	$5,120	$419	$207,502

At December 31, 2012

Classification:
Not formally rated	$94,888	$15,116	$—	$—	$—	$—	$—	$—	$—	$414	$110,418
Pass	—	—	11,355	5,346	29,147	8,486	7,379	3,665	1,161	—	66,539
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	658	444	—	—	3,583	167	—	—	—	—	4,852
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$95,546	$15,560	$11,355	$5,346	$32,730	$8,653	$7,379	$3,665	$1,161	$414	$181,809

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

Loans serviced for others and mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $114.4 million and $96.8 million at September 30, 2013 and December 31, 2012, respectively.

The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was $1.3 million at September 30, 2013 and was determined using the moving average 10-year, U.S. Treasury rate plus 5.0%, adjusted to reflect the current credit spreads and conditions in the market as a discount rate. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association and an independent third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the independent third party valuation specialist.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity-related valuation allowances.

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands)

Mortgage servicing rights:
Balance at beginning of period	$910	$475
Additions	440	386
Disposals	—	—
Amortization	(254)	(173)
Balance at end of period	1,096	688

Valuation allowances:
Balance at beginning of period	20	17
Additions	58	60
Recoveries	(15)	—
Write-downs	—	—
Balance at end of period	63	77

Mortgage servicing assets, net	$1,033	$611

Fair value of mortgage servicing assets	$1,286	$639

(7)                                 Secured Borrowings and Collateral

Federal Home Loan Bank advances

At September 30, 2013, all Federal Home Loan Bank (“FHLB”) of Boston advances were secured by a blanket security agreement on qualified collateral, principally first mortgage loans on owner-occupied residential property in the amount of $85.1 million, and mortgage-backed securities with a fair value of $17.9 million.

(8)                                 Fair Value Measurements

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

Level l - Valuation is based on quoted prices in active markets for identical assets or liabilities. Level l assets and liabilities generally include debt and equity securities that are traded in an active exchange market. At September 30, 2013, the Company had no assets or liabilities valued using Level 1 measurements.

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

All of the Company’s securities that are measured at fair value are included in Level 2 and are based on pricing models from independent, third party pricing services that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no liabilities measured at fair value. All of the Company’s impaired loans and other real estate owned that are measured at fair value are included in Level 3 and are based on the appraised value of the underlying collateral considering discounting factors, if deemed appropriate, and adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation. The Company did not have any significant transfers of assets or liabilities to or from Levels 1 and 2 of the fair value hierarchy during the nine month period ended September 30, 2013.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 are summarized below.

				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
At September 30, 2013

Assets

Securities available for sale

State and municipal	$—	$2,400	$—	$2,400

Residential mortgage-backed securities	—	16,629	—	16,629

Total securities available for sale	$—	$19,029	$—	$19,029

At December 31, 2012

Assets

Securities available for sale

Residential mortgage-backed securities	$—	$8,184	$—	$8,184

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. Assets measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012 are summarized below. The fair value adjustments relate to the amount of write-down recorded or related allowance recorded as of September 30, 2013 and December 31, 2012.

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
	(In thousands)
At September 30, 2013

Impaired loans	$—	$—	$2,513	$2,513	$(217)
Other real estate owned	—	—	20	20	(24)
	$—	$—	$2,533	$2,533	$(241)

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
	(In thousands)
At December 31, 2012

Impaired loans	$—	$—	$2,763	$2,763	$(320)
Other real estate owned	—	—	203	203	(19)
	$—	$—	$2,966	$2,966	$(339)

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

Off-balance-sheet instruments:  Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At September 30, 2013 and December 31, 2012, the fair value of commitments outstanding is not significant since fees charged are not material.

The estimated fair values and related carrying amounts of the Company’s financial instruments at September 30, 2013 and December 31, 2012 are as follows.

	September 30, 2013
	Carrying
	Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$8,307	$8,307	$—	$—	$8,307
Securities available for sale	19,029	—	19,029	—	19,029
Securities held to maturity	1,169	—	1,263	—	1,263
FHLB stock	2,649	2,649	—	—	2,649
Loans held for sale	1,012	1,027	—	—	1,027
Loans, net	205,900	—	—	206,781	206,781
Accrued interest receivable	682	682	—	—	682
Capitalized mortgage servicing rights	1,033	—	1,286	—	1,286

Financial liabilities:
Deposits	$162,007	$—	$162,383	$—	$162,383
Short-term FHLB advances	34,575	—	34,575	—	34,575
Long-term FHLB advances	18,100	—	18,402	—	18,402
Mortgagers’ escrow accounts	1,248	1,248	—	—	1,248
Accrued interest payable	44	44	—	—	44

	December 31, 2012
	Carrying
	Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$6,789	$6,789	$—	$—	$6,789
Securities available for sale	8,184	—	8,184	—	8,184
Securities held to maturity	1,594	—	1,731	—	1,731
FHLB stock	2,861	2,861	—	—	2,861
Loans held for sale	2,606	2,642	—	—	2,642
Loans, net	180,599	—	—	188,198	188,198
Accrued interest receivable	617	617	—	—	617
Capitalized mortgage servicing rights	890	—	1,099	—	1,099

Financial liabilities:
Deposits	$154,439	$—	$154,860	$—	$154,860
Long-term FHLB advances	23,600	—	24,100	—	24,100
Mortgagers’ escrow accounts	1,034	1,034	—	—	1,034
Accrued interest payable	60	60	—	—	60

(9)                                 Equity Incentive Plan

At September 30, 2013, the Company had one equity incentive plan, which was described more fully in Note 13 of the consolidated financial statements and notes thereto for the year ended December 31, 2012.

The following table presents the activity for the plan for the nine months ended September 30, 2013.

	Stock Options
	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	40,681	$9.49
Granted	22,000	$14.00
Cancelled	(3,988)	$9.85
Forfeited	(5,769)	$11.45

Outstanding at end of period	52,924	$11.12

Exercisable at end of period	17,176

Weighted average fair value of options granted during the period	$5.31

Options Outstanding			Options Exercisable
Number	Weighted-Average	Weighted	Number	Weighted
Outstanding	Remaining	Average	Exercisable	Average
as of 09/30/2013	Contractual Life	Exercise Price	as of 09/30/2013	Exercise Price

10,712	6.40 Years	$9.33	8,406	$9.33
12,166	7.40 Years	$9.55	6,135	$9.55
10,896	8.40 Years	$9.58	2,635	$9.58
19,150	9.40 Years	$14.00	—
52,924	8.13 Years	$11.12	17,176	$9.45

	Non-vested
	Restricted Stock
	Number of Shares	Weighted Average Grant Date Value

Outstanding at beginning of year	30,281	$8.49
Granted	22,000	$12.76
Vested	(10,761)	$8.48
Forfeited	(5,769)	$10.31

Outstanding at end of period	35,751	$10.83

As of September 30, 2013, unrecognized share-based compensation expense related to non-vested options amounted to $132,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $313,000. Both amounts are expected to be recognized over a weighted average period of 3.5 years.

For the nine months ended September 30, 2013, the Company recognized compensation expense for stock options of $40,000 with a related tax benefit of $7,000. The related tax benefit applies only to non-qualified stock options. For the nine months ended September 30, 2013, the Company recognized compensation expense for restricted stock awards of $90,000 with a related tax benefit of $36,000.

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

Asset quality continued to improve, as non-performing assets to total assets declined to 0.17% at September 30, 2013. Net income for the nine months ended September 30, 2013 decreased $6,000, or 1.1% compared to the same period in 2012. The decrease in net income was driven by an increase in non-interest expenses, partially offset by the expansion of our net interest margin and an increase in non-interest income. Net interest and dividend income increased primarily due to a decrease in funding costs, as we were successful in lowering rates paid on deposits and advances. Non-interest income increased $79,000, or 6.4% primarily due to fees associated with commercial lines of credit facilities. Mortgage banking income has been relativity flat from last year, as the volume of residential loan sales has been negatively affected by lower loan refinancing volumes and mortgage originator turnover. The increase in non-interest expenses was primarily due to increases in salary and benefits, as the Company increased staff and replaced existing staff at higher salaries. The Company continues to focus on generating commercial loans and core deposit growth, the development of our mortgage banking operation and increasing operating efficiencies, which we believe will build long-term shareholder value.

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

Income Taxes. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Total assets increased $35.6 million, or 16.8%, to $247.2 million at September 30, 2013 from $211.6 million at December 31, 2012. The increase was primarily from increases in loans and securities available for sale.

Cash and cash equivalents increased $1.5 million, or 22.4%, to $8.3 million at September 30, 2013 from $6.8 million at December 31, 2012. The increase in cash and cash equivalents resulted from a temporary increase in cash. We expect cash and cash equivalents balances to decrease as they are used to fund loan demand.

Loans, net (excluding loans held for sale) increased $25.3 million, or 14.0%, to $205.9 million at September 30, 2013 from $180.6 million at December 31, 2012, due primarily to an increase in commercial real estate loans and construction loans, partially offset by decreases in one- to four-family and home equity loans. Despite the current competitive market, we have decided to maintain our historically high underwriting standards instead of relaxing these standards and we have not reduced loan rates below levels at which we could not operate profitably. Commercial real estate loans increased $15.3 million, or 46.6%, to $48.0 million at September 30, 2013 from $32.7 million at December 31, 2012. Commercial loans collateralized by residential properties increased $2.0 million, or 12.3%, to $18.7 million at September 30, 2013 from $16.7 million at December 31, 2012. Construction loans increased $7.8 million, or 63.6%, to $20.0 million at September 30, 2013 from $12.2 million at December 31, 2012, primarily due to a $4.0 million, or 341.0% increase in non-residential construction loans. The majority of our construction loans remain collateralized by residential real estate (74.4% at September 30, 2013 and 90.5% at December 31, 2012). Commercial business loans increased $2.8 million, or 31.8%, to $11.4 million at September 30, 2013 from $8.7 million at December 31, 2012. One- to four-family loans decreased $1.8 million, or 1.9%, to $93.7 million at September 30, 2013 from $95.5 million at December 31, 2012. Home equity loans decreased $320,000, or 2.1%, to $15.2 million at September 30, 2013 from $15.6 million at December 31, 2012.

Our total securities portfolio increased $10.4 million, or 106.6%, to $20.2 million at September 30, 2013 from $9.8 million at December 31, 2012. The growth of our securities portfolio was primarily during the quarter ended June 30, 2013, as we took advantage of the recent increase in interest rates. Purchases were comprised of residential mortgage-backed securities issued by government-sponsored enterprises and municipal bonds and were all classified as available for sale.

Deposits increased $7.6 million, or 4.9%, to $162.0 million at September 30, 2013 from $154.4 million at December 31, 2012. The increase was primarily due to increases in certificates of deposits, NOW accounts, demand deposit and savings accounts, partially offset by a decrease in money market deposit accounts. Certificates of deposit increased a net of $4.5 million, or 10.3%, as funds gathered through the use of deposit listing services of $10.7 million were partially offset by declines in retail certificates of deposit. NOW accounts increased $4.0 million, or 13.6%, as Lawyers’ Trust Account balances increased $3.7 million, or 153.0%, reflecting loan closing funds and business interest-bearing checking accounts increased $2.7 million, or 37.0%, partially offset by a $2.3 million, or 12.2% decline in consumer. Demand deposits increased $3.6 million, or 18.5%. The increases in checking accounts reflected our continued strategic focus on generating lower-costing deposits. Savings accounts increased $1.1 million, or 9.3%. Money market accounts decreased $4.7 million, or 9.6%.

Total Federal Home Loan Bank advances increased $29.1 million, or 123.2% to $52.7 million at September 30, 2013 compared to $23.6 million at December 31, 2012. The proceeds from advances taken during the nine month period were primarily used to fund loan demand and investment security purchases and were short-term Federal Home Loan Bank advances, which totaled $34.6 million with an original maturity of three-months or less and a weighted average rate of 0.17%. Management is taking advantage of the current yield curve and the expectations that short-term rates will not increase in the near-term.

Stockholders’ equity decreased $1.1 million, or 3.5% to $29.5 million at September 30, 2013. The decrease resulted primarily from the shares repurchased as part of an announced buyback program, other comprehensive loss and dividend payments, partially offset by net income of $526,000 for the nine months ended September 30, 2013. There were 79,247 shares repurchased at a cost of $1.1 million during the nine months ended September 30, 2013. Dividend payments totaled $230,000 for the nine months ended September 30, 2013. The other comprehensive loss of $440,000 reflects the change in net unrealized gains/losses on securities available for sale from a net unrealized gain of $183,000 at December 31, 2012 to a net unrealized loss of $257,000 at September 30, 2013. The unrealized losses on securities available for sale were attributable to changes in market interest rates and were not considered by management to be other than temporary at September 30, 2013.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At		At
	September 30,		December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$93,736	45.17%	$95,546	52.54%
Home equity loans and lines of credit	15,240	7.34	15,560	8.56
Total residential mortgage loans	108,976	52.51	111,106	61.10

Commercial loans:
One- to four-family investment property	13,017	6.27	11,355	6.25
Multi-family real estate	5,731	2.76	5,346	2.94
Commercial real estate	47,987	23.13	32,730	18.00
Commercial business	11,408	5.50	8,653	4.76
Total commercial loans	78,143	37.66	58,084	31.95

Construction loans:
One- to four-family	7,897	3.81	7,379	4.06
Multi-family	6,947	3.35	3,665	2.02
Non-residential	5,120	2.47	1,161	0.64
Total construction loans	19,964	9.63	12,205	6.72

Consumer	419	0.20	414	0.23

Total loans	207,502	100.00%	181,809	100.00%

Other items:
Net deferred loan costs	494		570
Allowance for loan losses	(2,096)		(1,780)

Total loans, net	$205,900		$180,599

Asset Quality. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.

	At September 30,	At December 31,
	2013	2012
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$399	$1,070
Commercial loans	—	2,105
Construction loans	—	—
Consumer	—	—

Total non-accrual loans	399	3,175

Non-performing restructured loans	—	—

Total non-performing loans	399	3,175

Real estate owned	20	203

Total non-performing assets	$419	$3,378

Ratios:
Non-performing loans to total loans	0.19%	1.74%
Non-performing assets to total assets	0.17%	1.60%
Allowance for loan losses to non-performing loans	525.31%	56.06%

Total delinquent loans decreased $1.4 million, from $2.4 million at December 31, 2012 to $985,000 at September 30, 2013, primarily due to one commercial real estate loan totaling $1.3 million that was brought current during the nine months ended September 30, 2013.

Non-performing assets decreased $3.0 million to $419,000 at September 30, 2013 compared to $3.4 million at December 31, 2012. The decrease in non-performing assets was primarily due to the reclassification of a restructured loan, which has been performing in accordance with its restructured terms for the past 12 months, to accrual status. Total non-performing assets represented 0.17% of total assets at September 30, 2013 and 1.60% of total assets at December 31, 2012.

Loans classified as substandard decreased $1.7 million to $3.2 million at September 30, 2013 from $4.9 million at December 31, 2012. Included in the $3.2 million balance is one commercial real estate loan totaling $2.1 million, which has been restructured and is performing in accordance with its restructured terms. The decrease in substandard loans was due to an upgrade of one commercial real estate loan and a commercial real estate loan that paid in full.  All of these credits continue to be managed in an effort to minimize loss to the Bank.

The allowance for loan losses increased $316,000 to $2.1 million at September 30, 2013. Loan charge-offs were $137,000 and loan recoveries were $46,000 for the nine months ended September 30, 2013, as compared to loan charge-offs of $377,000 and loan recoveries of $142,000 for the same period in 2012. The allowance represented 1.01% of total loans at September 30, 2013 and 0.98% of total loans at December 31, 2012. At these levels, the allowance for loan losses as a percentage of non-performing loans was 525.31% at September 30, 2013 and 56.06% at December 31, 2012.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

General. Net income decreased $76,000, or 31.1%, to $168,000 for the three months ended September 30, 2013, compared to net income of $244,000 for the three months ended September 30, 2012. The decrease was primarily due to an increase in the provision for loan losses and a decrease in mortgage banking income, net, partially offset by an increase in net interest and dividend income.

Interest and Dividend Income. Interest and dividend income increased $287,000, or 13.2%, to $2.5 million for the three months ended September 30, 2013, primarily due to increases in interest income on loans, partially offset by a decrease in interest income on short-term investments. Interest income on loans increased $248,000, or 11.9%, to $2.3 million for the three months ended September 30, 2013, due to a $38.7 million, or 23.7%, increase in the average balance of loans, partially offset by a 49 basis point decrease in yield to 4.64% for the three months ended September 30, 2013 from 5.13% for the three months ended September 30, 2012. We experienced decreases in commercial and construction loans during 2012 and added one- to four-family loans, which were originated or purchased at lower interest rates due to continued low market interest rates.

Interest and dividend income on investment securities increased $53,000, or 73.6%, to $125,000 for the three months ended September 30, 2013 from $72,000 for the three months ended September 30, 2012, due to a $11.3 million, or 95.8% increase in the average balance of investment securities for the three months ended September 30, 2013, partially offset by a 28 basis point decrease in yield to 2.17% for the three months ended September 30,

2013 from 2.45% for the three months ended September 30, 2012. Interest income on short-term investment securities decreased $14,000, or 87.5%, to $2,000 for the three months ended September 30, 2013 from $16,000 for the three months ended September 30, 2012, due to a $23.1 million, or 90.6% decrease in the average balance of short-term investment securities for the three months ended September 30, 2013, partially offset by a nine basis point increase in yield to 0.34% for the three months ended September 30, 2013.

Interest Expense. Interest expense decreased $90,000, or 23.7%, to $289,000 for the three months ended September 30, 2013 from $379,000 for the three months ended September 30, 2012. We experienced decreases in interest expense on both deposits and advances (primarily long-term FHLB advances). Interest expense on deposits decreased $44,000, or 23.2%, to $146,000 for the three months ended September 30, 2013 from $190,000 for the three months ended September 30, 2012, due to a decrease in rates we paid on interest-bearing deposits, as well as a decrease in the average balance of deposits. The average rate we paid on interest-bearing deposits decreased to 0.44% for the three months ended September 30, 2013 compared to 0.55% for the three months ended September 30, 2012. The average balance of interest-bearing deposits decreased $5.6 million, or 4.0%, to $131.8 million for the three months ended September 30, 2013 from $137.4 million for the three months ended September 30, 2012.

Interest expense on FHLB advances decreased $46,000, or 24.3%, to $143,000 for the three months ended September 30, 2013 from $189,000 for the three months ended September 30, 2012. The decrease was primarily due to a 186 basis point decrease in the average rate we paid on FHLB advances to 1.16% for the three months ended September 30, 2013 compared to 3.02% for the three months ended September 30, 2012, partially offset by an increase in the average balance, which increased $24.4 million, or 97.2%, to $49.4 million for the three months ended September 30, 2013 from $25.1 million for the three months ended September 30, 2012.

Net Interest and Dividend Income. Net interest and dividend income increased $377,000, or 20.9%, to $2.2 million for the three months ended September 30, 2013 compared to $1.8 million for the three months ended September 30, 2012. The increase in net interest income was primarily the result of a $8.1 million or 21.3%, increase in net average interest-earning assets to $46.1 million for the three months ended September 30, 2013, from $38.0 million for the same period in 2012 and by a 24 basis point increase in net interest margin to 3.83% for the three months ended September 30, 2013, from 3.59% for the same period ended 2012. Our net interest margin may compress in the future due to competitive pricing in our market area.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we recorded a $244,000 provision for loan losses for the three months ended September 30, 2013 compared to $67,000 for the three months ended September 30, 2012. We recorded $5,000 in loan charge-offs and recoveries of $30,000 during the three months ended September 30, 2013. The provisions recorded resulted in an allowance for loan losses of $2.1 million, or 1.01% of total loans and 525.31% of non-performing loans at September 30, 2013, compared to an allowance for loan losses of $1.8 million, or 0.98% of total loans and 56.1% of non-performing loans at December 31, 2012.

Non-interest Income. Non-interest income decreased $375,000, or 60.9%, to $241,000 for the three months ended September 30, 2013 from $616,000 for the three months ended September 30, 2012, primarily due to a decrease in mortgage banking income. Mortgage banking income decreased $383,000, or 90.3%, to $41,000 for the three months ended September 30, 2013 from $424,000 for the three months ended September 30, 2012. We sold $5.2 million of loans during the three months ended September 30, 2013 compared to $22.6 million of such sales for the three months ended September 30, 2012. The loan sale volume was negatively affected by a decline in loan refinancing volume, as well as mortgage originator turnover. We intend to continue to expand the geographic footprint of our residential loan origination staff as a means to increase revenue from our mortgage banking operations. Other non-interest income included $32,000 of fees associated with commercial lines of credit facilities for the three months ended September 30, 2013. There were no such fees for the three months ended September 30, 2012.

Non-interest Expense. Non-interest expense decreased $34,000, or 1.7%, to $1.9 million for the three months ended September 30, 2013. Salaries and benefits expense increased $59,000, or 5.5% and included $40,000 in severance payments related to a staff reorganization. Data processing expense decreased $44,000, or 27.3% primarily due to implementation costs associated with the upgrading of software systems that were recorded in the three months ended September 30, 2012. Advertising expense decreased $25,000, or 24.8% primarily due to a decline in costs associated with marketing campaign design. Other general and administrative expenses decreased $14,000, or 5.3%, for the three months ended September 30, 2013.

Income Tax Expense. The income before income taxes of $251,000 resulted in income tax expense of $83,000 for the three months ended September 30, 2013, compared to income before income taxes of $392,000 resulting in an income tax expense of $148,000 for the three months ended September 30, 2012. The effective income tax rate was 33.0% for the three months ended September 30, 2013 compared to 37.7% for the three months ended September 30, 2012. The decrease in the effective rate for the three months ended September 30, 2013, compared to the effective tax rate for the three months ended September 30, 2012, was primarily due to income from bank-owned life insurance, which is non-taxable income, being a larger percentage of total income during the quarter ended September 30, 2013.

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

	Three Months Ended September 30,
	2013			2012
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (4)	Balance	Interest	Rate (4)
	(Dollars in thousands)
Interest-earning assets:
Loans	$201,890	$2,340	4.64%	$163,195	$2,092	5.13%
Investment securities	23,036	125	2.17%	11,768	72	2.45%
Short-term investments	2,385	2	0.34%	25,467	16	0.25%
Total interest-earning assets	227,311	2,467	4.34%	200,430	2,180	4.35%
Non-interest-earning assets	9,469	—		9,087	—
Total assets	$236,780	2,467		$209,517	2,180

Interest-bearing liabilities:
Savings deposits	$12,683	1	0.03%	$13,448	1	0.03%
NOW accounts	29,713	12	0.16%	22,790	13	0.23%
Money market accounts	44,299	7	0.06%	54,318	18	0.13%
Certificates of deposit	45,152	126	1.12%	46,850	158	1.35%
Total interest-bearing deposits	131,847	146	0.44%	137,406	190	0.55%
FHLB advances	49,413	143	1.16%	25,062	189	3.02%
Total interest-bearing liabilities	181,260	289	0.64%	162,468	379	0.93%
Non-interest-bearing liabilities:
Demand deposits	22,859			17,317
Other non-interest-bearing liabilities	3,166			950
Total liabilities	207,285			180,735
Stockholders’ equity	29,495			28,782
Total liabilities and equity	$236,780			$209,517

Net interest and dividend income		$2,178			$1,801
Net interest rate spread (1)			3.70%			3.42%
Net interest-earning assets (2)	$46,051			$37,962
Net interest margin (3)			3.83%			3.59%
Average of interest-earning assets to interest-bearing liabilities			125.41%			123.37%

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

	For the Three Months Ended September 30, 2013
	Compared to the Three Months Ended
	September 30, 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$496	$(248)	$248
Investment securities	69	(16)	53
Short-term investments	(15)	1	(14)

Total interest-earning assets	550	(263)	287

Interest-bearing liabilities:
Savings deposits	—	—	—
NOW accounts	4	(5)	(1)
Money market accounts	(3)	(8)	(11)
Certificates of deposit	(6)	(26)	(32)

Total interest-bearing deposits	(5)	(39)	(44)

FHLB advances	184	(230)	(46)

Total interest-bearing liabilities	179	(269)	(90)

Change in net interest income	$371	$6	$377

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and 2012

General. Net income decreased $6,000, or 1.1%, to $526,000 for the nine months ended September 30, 2013, compared to net income of $532,000 for the nine months ended September 30, 2012. The decrease was primarily due to an increase in the provision for loan losses and an increase in non-interest expenses, partially offset by an increase in net interest and dividend income.

Interest and Dividend Income. Interest and dividend income increased $196,000, or 2.9%, to $7.0 million for the nine months ended September 30, 2013, primarily due to increases in interest income on loans, partially offset by a decrease in interest income on short-term investments. Interest income on loans increased $181,000, or 2.8%, to $6.7 million for the nine months ended September 30, 2013, due to a $31.4 million, or 19.5%, increase in the average balance of loans, partially offset by an 76 basis point decrease in yield to 4.64% for the nine months ended September 30, 2013 from 5.40% for the nine months ended September 30, 2012. We experienced decreases in commercial and construction loans during 2012 and added one- to four-family loans, which were originated or purchased at lower interest rates due to continued low market interest rates.

Interest and dividend income on investment securities increased $45,000, or 20.6%, to $263,000 for the nine months ended September 30, 2013 from $218,000 for the nine months ended September 30, 2012, due to a $5.8 million, or 50.9% increase in the average balance of investment securities for the nine months ended September 30, 2013, partially offset by a 51 basis point decrease in yield to 2.04% for the nine months ended September 30, 2013 from 2.55% for the nine months ended September 30, 2012. The increase in investment securities was primarily driven by asset/liability management, including the diversification of revenue sources. Interest income on short-term investment securities decreased $30,000, or 85.7%, to $5,000 for the nine months ended September 30, 2013 from $35,000 for the nine months ended September 30, 2012, due to a $21.0 million, or 90.0% decrease in the average balance of short-term investment securities for the nine months ended September 30, 2013, partially offset by a eight basis point increase in yield to 0.28% for the nine months ended September 30, 2013.

Interest Expense. Interest expense decreased $462,000, or 34.8%, to $866,000 for the nine months ended September 30, 2013 from $1.3 million for the nine months ended September 30, 2012. We experienced decreases in interest expense on both deposits and advances (primarily long-term FHLB advances). Interest expense on deposits decreased $284,000, or 40.4%, to $419,000 for the nine months ended September 30, 2013 from $703,000 for the nine months ended September 30, 2012, due to a decrease in rates we paid on interest-bearing deposits, as well as a decrease in the average balance of deposits. The average rate we paid on interest-bearing deposits decreased to 0.43% for the nine months ended September 30, 2013 compared to 0.68% for the nine months ended September 30, 2012. The average balance of interest-bearing deposits decreased $9.2 million, or 6.7%, to $128.6 million for the nine months ended September 30, 2013 from $137.8 million for the nine months ended September 30, 2012.

Interest expense on FHLB advances decreased $177,000, or 28.4%, to $447,000 for the nine months ended September 30, 2013 from $624,000 for the nine months ended September 30, 2012. The decrease was primarily due to a 176 basis point decrease in the average rate we paid on FHLB advances to 1.56% for the nine months ended September 30, 2013 compared to 3.32% for the nine months ended September 30, 2012, partially offset by an increase in the average balance, which increased $13.2 million, or 52.5%, to $38.3 million for the nine months ended September 30, 2013 from $25.1 million for the nine months ended September 30, 2012.

Net Interest and Dividend Income. Net interest and dividend income increased $658,000, or 12.1%, to $6.1 million for the nine months ended September 30, 2013 compared to $5.4 million for the nine months ended September 30, 2012. The increase in net interest income was primarily the result of a $12.5 million, or 38.7%, increase in net average interest-earning assets to $44.7 million for the nine months ended September 30, 2013, from $32.2 million for the same period in 2012 and by an 13 basis point increase in net interest margin to 3.84% for the nine months ended September 30, 2013, from 3.71% for the same period ended 2012. Our net interest margin may compress in the future due to competitive pricing in our market area.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we recorded a $407,000 provision for loan losses for the nine months ended September 30, 2013 compared to $162,000 for the nine months ended September 30, 2012. We recorded $137,000 of loan charge-offs and recoveries of $46,000 during the nine months ended September 30, 2013. The provisions recorded resulted in an allowance for loan losses of $2.1 million, or 1.01% of total loans and 525.31% of non-performing loans at September 30, 2013, compared to an allowance for loan losses of $1.8 million, or 0.98% of total loans and 56.1% of non-performing loans at December 31, 2012.

Non-interest Income. Non-interest income increased $79,000, or 6.4%, to $1.3 million for the nine months ended September 30, 2013 from $1.2 million for the nine months ended September 30, 2012, primarily due to an increase in other income. Mortgage banking income decreased $16,000, or 2.2%, to $696,000 for the nine months ended September 30, 2013 from $712,000 for the nine months ended September 30, 2012. We sold $32.3 million of loans during the nine months ended September 30, 2013 compared to $40.5 million of such sales for the nine months ended September 30, 2012. The loan sale volume was negatively affected by a decline in loan refinancing volume, as well as mortgage originator turnover. We intend to continue to expand the geographic footprint of our residential loan origination staff as a means to increase revenue from our mortgage banking operation. Other non-interest income included $78,000 of fees associated with commercial lines of credit facilities for the nine months ended September 30, 2013. There were no such fees for the nine months ended September 30, 2012.

Non-interest Expense. Non-interest expense increased $494,000, or 8.7%, to $6.2 million for the nine months ended September 30, 2013 from $5.7 million for the nine months ended September 30, 2012. Salaries and benefits expense increased $401,000, or 12.7% primarily due to costs associated with additional staff and the replacement of existing staff at higher salaries and their related benefits. Data processing expense increased $59,000, or 14.5% primarily due to implementation costs associated with the upgrading of products and services offered to our customers. Professional fees increased $11,000, or 3.5% primarily due to outplacement costs associated with a staff reorganization. Advertising expense decreased $58,000, or 20.4% primarily due to a decline in costs associated with marketing campaign design. Other general and administrative expenses increased $88,000, or 11.9%, for the nine months ended September 30, 2013, primarily due to the costs associated with problem loans and other real estate owned ($43,000), the amortization of the annual NASDAQ listing fee ($24,000) and implementation of the Extensible Business Reporting Language (“XBRL”) requirement of the Securities and Exchange Commission ($21,000).

Income Tax Expense. The income before income taxes of $825,000 resulted in income tax expense of $299,000 for the nine months ended September 30, 2013, compared to income before income taxes of $827,000 resulting in an income tax expense of $295,000 for the nine months ended September 30, 2012. The effective income tax rate was 36.2% for the nine months ended September 30, 2013 compared to 35.6% for the nine months ended September 30, 2012.

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

	Nine Months Ended September 30,
	2013			2012
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (4)	Balance	Interest	Rate (4)
	(Dollars in thousands)
Interest-earning assets:
Loans	$191,979	$6,685	4.64%	$160,593	$6,504	5.40%
Investment securities	17,213	263	2.04%	11,404	218	2.55%
Short-term investments	2,345	5	0.28%	23,353	35	0.20%
Total interest-earning assets	211,537	6,953	4.38%	195,350	6,757	4.61%
Non-interest-earning assets	8,878	—		9,130	—
Total assets	$220,415	6,953		$204,480	6,757

Interest-bearing liabilities:
Savings deposits	$12,441	2	0.02%	$12,777	10	0.10%
NOW accounts	28,469	35	0.16%	20,519	45	0.29%
Money market accounts	45,556	21	0.06%	58,159	169	0.39%
Certificates of deposit	42,152	361	1.14%	46,359	479	1.38%
Total interest-bearing deposits	128,618	419	0.43%	137,814	703	0.68%
FHLB advances	38,252	447	1.56%	25,090	624	3.32%
Repurchase agreements	—	—	0.00%	250	1	0.53%
Total interest-bearing liabilities	166,870	866	0.69%	163,154	1,328	1.09%
Non-interest-bearing liabilities:
Demand deposits	20,713			16,225
Other non-interest-bearing liabilities	2,823			1,881
Total liabilities	190,406			181,260
Stockholders’ equity	30,009			23,220
Total liabilities and equity	$220,415			$204,480

Net interest income		$6,087			$5,429
Net interest rate spread (1)			3.69%			3.52%
Net interest-earning assets (2)	$44,667			$32,196
Net interest margin (3)			3.84%			3.71%
Average of interest-earning assets to interest-bearing liabilities			126.77%			119.73%

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

	For the Nine Months Ended September 30, 2013
	Compared to the Nine Months Ended
	September 30, 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$1,271	$(1,090)	$181
Investment securities	111	(66)	45
Short-term investments	(31)	1	(30)

Total interest-earning assets	1,351	(1,155)	196

Interest-bearing liabilities:
Savings deposits	—	(8)	(8)
NOW accounts	17	(27)	(10)
Money market accounts	(37)	(111)	(148)
Certificates of deposit	(43)	(75)	(118)

Total interest-bearing deposits	(63)	(221)	(284)

FHLB advances	327	(504)	(177)
Repurchase agreements	(1)	—	(1)

Total interest-bearing liabilities	263	(725)	(462)

Change in net interest income	$1,088	$(430)	$658

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2013, cash and cash equivalents totaled $8.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $19.0 million at September 30, 2013. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $123.6 million. At September 30, 2013, we had $52.7 million in FHLB advances outstanding, $10.7 million in certificates of deposit obtained through a listing service and $596,000 in brokered certificates of deposit, allowing the Company access to an additional $59.7 million in wholesale funds based on policy guidelines.

At September 30, 2013 we had $14.3 million in loan commitments outstanding. In addition to commitments to originate loans, we had $34.8 million in unadvanced funds to borrowers. Related to our secondary market activities, we had $2.5 million of forward loan sale commitments at September 30, 2013. These forward loan sale commitments were used to offset the interest rate risk associated with mortgage loans, which have had their interest rate locked by our customers.

Certificates of deposit due within one year of September 30, 2013 totaled $23.9 million, or 14.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits or other advances than we currently pay on the certificates of deposit due on or before September 30, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

Our primary investing activities are the origination and purchase of loans and the purchase of securities. During the nine months ended September 30, 2013, we originated $109.4 million in loans. During the nine months ended September 30, 2013, we purchased $13.8 million in securities. No loans were purchased during the nine months ended September 30, 2013.

Financing activities consist primarily of activity in deposit accounts, FHLB advances and the sale of residential mortgages. We experienced a net increase in total deposits of $7.6 million for the nine months ended September 30, 2013. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. FHLB advances reflected a net increase of $29.1 million during the nine months ended September 30, 2013. FHLB advances have primarily been used to fund loan demand and deposit outflows. We sold $32.3 million in conforming residential mortgage loans for the nine months ended September 30, 2013.

Capital Management. The Bank is subject to various regulatory capital requirements including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2013, the Bank exceeded all of its regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

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

Off-Balance Sheet Arrangements.        For the nine months ended September 30, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) The following table presents a summary of the Company’s share repurchases during the quarter ended September 30, 2013.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Program (1)	Program (1)
July 1 through July 31, 2013	3,700	$13.82	3,700	7,635
August 1 through August 31, 2013	7,635	$14.00	7,635	0
September 1 through September 30, 2013	0	$0.00	0	0

(1) On January 29, 2013 the Company announced that its Board of Directors had authorized a stock repurchase program pursuant to which the Company intends to purchase up to approximately 4.1% of its issued and outstanding shares, or up to 79,247 shares. As of September 30, 2013, the Company had completed the announced the stock repurchase program, repurchasing a total of 79,247 shares at an average share price of $13.78.

On July 23, 2013 the Company announced that its Board of Directors had authorized a second stock repurchase program pursuant to which the Company intends to purchase up to approximately 5.0% of its issued and outstanding shares, or up to 93,765 shares. As of September 30, 2013, the Company had not purchased any shares in accordance with the second stock repurchase program.

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

Item 6.         Exhibits

31.1          Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2          Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32                    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101             The following financial statements from Georgetown Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 13, 2013, formatted in XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

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

GEORGETOWN BANCORP, INC.
(Registrant)

Date: November 13, 2013	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2013	/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)