Form 10-K
period 2013-12-31
Georgetown Bancorp, Inc.
filed 2014-03-28
CIK 1542299

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

(978) 352-8600
(Registrant’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each
Title of Each Class	Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common as of the last business day of the Registrant’s most recently completed second fiscal quarter) was $22.1 million.

As of March 24, 2014, there were 1,834,101 shares issued and outstanding of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.             Proxy Statement for the 2013 Annual Meeting of Stockholders (Part III)

Georgetown Bancorp, Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2013

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

Our revenues are derived principally from interest on loans and securities, loan commitment and customer service fees and our mortgage banking operation. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities, as well as the sale of residential loans in the secondary market.

In March 2011, Georgetown Bancorp, MHC, Georgetown Federal, the Bank and its subsidiary changed their fiscal year end from June 30 to December 31.

Market Area

We primarily serve communities located in Essex County, Massachusetts,  eastern Massachusetts (which includes the Boston metropolitan area) and southern New Hampshire for deposit and lending products.

Essex County is located in the northeastern portion of Massachusetts, a largely suburban area adjacent to the city of Boston. Georgetown is located 30 miles north of Boston near Interstate 95, the major north-south highway that runs along the East Coast of the United States. Consistent with suburban areas located near large metropolitan areas in general, the economy in our primary deposit market area is based on a mixture of service, manufacturing, wholesale/retail trade, and state and local government. The primary deposit market area also serves as a bedroom community for individuals employed in nearby Boston. Maintaining operations near a large metropolitan area serves as a benefit to us in periods of economic growth, while at the same time fostering significant competition for financial services. Our future growth opportunities depend in part on national economic growth factors, the future economic growth in our primary deposit market area and the intensity of the competitive environment for financial services. Rockingham County, New Hampshire, where the majority of our business in southern New Hampshire is located, has similar characteristics as Essex County.

The greater Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale/retail trade, to finance, technology and medical care.

The population in Essex County, Massachusetts grew 0.16% from 2010 to 2013, compared to a growth rate of 1.39% for Rockingham County, New Hampshire (located in southern New Hampshire), 0.97% for the Commonwealth of Massachusetts and 1.85% for the United States as a whole during the same time period. Median household income for 2013 was $61,727 in Essex County, Massachusetts compared to $68,335, $62,676 and $51,314 for Rockingham County, New Hampshire, the Commonwealth of Massachusetts and the United States as a whole, respectively, for the same year. The average unemployment rate for Essex County, Massachusetts, was 7.2% for 2013, compared to 6.9% for 2012. The average unemployment rate for Rockingham County, New Hampshire decreased to 5.7% for 2013 compared to 5.8% for 2012, and the average unemployment rate for the Commonwealth of Massachusetts increased to 6.9% for 2013 compared to 6.5% for 2012. By comparison, the average unemployment rates for the United States as a whole were 7.4% for 2013 and 8.1% for 2012.

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

As of June 30, 2013 (the latest date for which information is available), our market share was 0.87% of total deposits in Essex County, Massachusetts, making us the 24th largest out of 38 financial institutions in Essex County based upon deposit share as of that date.

Lending Activities

In recent years, we have diversified our lending activities by increasing our origination of commercial and multi-family real estate loans, one- to four-family investment property loans and commercial business loans. Our commercial loan portfolio, including construction loans, has grown significantly since 2006, to $117.6 million, or 52.1% of our total loan portfolio as of December 31, 2013 compared to $24.0 million, or 18.5% of our loan portfolio at June 30, 2006We also originate consumer loans that are not secured by real estate, including automobile loans, deposit account loans and unsecured personal loans.

In accordance with our strategic plan initiative of the development of a mortgage banking operation, we sold $40.6 million in residential loans in the secondary market during the year ended December 31, 2013, generating $892,000 in non-interest income. We expect to have a continued emphasis in this activity in the future.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,								At June 30,
	2013		2012		2011		2010		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$92,450	40.93%	$95,546	52.54%	$62,613	38.46%	$70,685	39.25%	$74,390	41.92%	$82,140	49.74%
Home equity loans and lines of credit	15,399	6.82	15,560	8.56	17,118	10.51	17,305	9.61	17,251	9.72	16,592	10.05
Total residential mortgage loans	107,849	47.75	111,106	61.10	79,731	48.97	87,990	48.86	91,641	51.64	98,732	59.79

Commercial loans:
One- to four-family investment property	11,089	4.91	11,355	6.25	10,816	6.64	11,892	6.60	7,080	3.99	4,795	2.90
Multi-family real estate	14,462	6.40	5,346	2.94	13,037	8.01	14,121	7.84	14,085	7.94	8,226	4.98
Commercial real estate	54,272	24.02	32,730	18.00	25,399	15.60	27,688	15.38	26,535	14.95	21,525	13.04
Commercial business	16,681	7.39	8,653	4.76	10,137	6.23	12,475	6.93	11,010	6.21	8,364	5.06
Total commercial loans	96,504	42.72	58,084	31.95	59,389	36.48	66,176	36.75	58,710	33.09	42,910	25.98

Construction loans:
One- to four-family	9,848	4.36	7,379	4.06	11,941	7.33	16,725	9.29	15,873	8.95	13,327	8.07
Multi-family	7,304	3.24	3,665	2.02	10,656	6.55	7,730	4.29	7,161	4.03	2,786	1.69
Non-residential	3,955	1.75	1,161	0.64	629	0.39	733	0.41	3,329	1.88	7,042	4.26
Total construction loans	21,107	9.35	12,205	6.72	23,226	14.27	25,188	13.99	26,363	14.86	23,155	14.02

Consumer	408	0.18	414	0.23	451	0.28	726	0.40	719	0.41	353	0.21

Total loans	225,868	100.00%	181,809	100.00%	162,797	100.00%	180,080	100.00%	177,433	100.00%	165,150	100.00%

Other items:
Net deferred loan costs	440		570		147		95		110		130
Allowance for loan losses	(2,396)		(1,780)		(1,824)		(1,651)		(1,676)		(1,455)

Total loans, net	$223,912		$180,599		$161,120		$178,524		$175,867		$163,825

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2013. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Residential				Commercial
			Home Equity Loans and		One- to four-family
	One- to four-family		Lines of Credit		investment property		Multi-family real estate		Commercial real estate		Commercial business
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2014	$18	5.15%	$—	—%	$4,745	5.70%	$150	5.75%	$1,025	6.03%	$8,081	4.51%
2015	41	5.52%	4	6.50%	791	6.78%	—	—%	—	—%	80	6.37%
2016	206	5.16%	26	6.86%	—	—%	—	—%	1,486	6.44%	525	5.60%
2017-2018	2,372	5.09%	75	6.74%	90	3.77%	2,100	4.42%	10,795	4.64%	5,440	5.27%
2019-2023	2,183	5.11%	1,402	4.41%	4,539	5.45%	12,212	4.66%	25,812	4.95%	2,168	4.81%
2024-2028	4,924	3.66%	3,780	3.78%	316	4.74%	—	—%	4,407	3.85%	387	3.90%
2029 and beyond	82,706	4.11%	10,112	4.49%	608	6.05%	—	—%	10,747	4.25%	—	—%

Total	$92,450	4.14%	$15,399	4.32%	$11,089	5.65%	$14,462	4.64%	$54,272	4.72%	$16,681	4.83%

	Construction

	One- to four-family		Multi-family		Non-residential		Consumer		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
Due During the Years Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2014	$5,505	6.14%	$2,641	6.48%	$—	—%	$112	14.45%	$22,277	5.53%
2015	950	6.00%	—	—%	—	—%	65	6.63%	1,931	6.34%
2016	3,054	6.00%	—	—%	—	—%	65	6.46%	5,362	6.06%
2017-2018	—	—%	428	5.50%	—	—%	140	7.65%	21,440	4.87%
2019-2023	—	—%	1,215	5.16%	—	—%	21	10.99%	49,552	4.92%
2024-2028	—	—%	3,020	3.95%	3,955	4.29%	—	—%	20,789	3.91%
2029 and beyond	339	4.50%	—	—%	—	—%	5	3.25%	104,517	4.17%

Total	$9,848	6.03%	$7,304	5.16%	$3,955	4.29%	$408	9.28%	$225,868	4.58%

The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at December 31, 2013 that are contractually due after December 31, 2014.

	Due After December 31, 2014
	Fixed	Adjustable	Total
	(In thousands)

Residential:
One- to four-family	$65,322	$27,110	$92,432
Home equity loans and lines of credit	1,481	13,918	15,399
Total residential mortgage loans	66,803	41,028	107,831

Commercial:
One- to four-family investment property	1,112	5,232	6,344
Multi-family real estate	376	13,936	14,312
Commercial real estate	12,068	41,179	53,247
Commercial business	6,280	2,320	8,600
Total commercial loans	19,836	62,667	82,503

Construction:
One- to four-family	515	3,828	4,343
Multi-family	428	4,235	4,663
Non-residential	—	3,955	3,955
Total construction	943	12,018	12,961

Consumer	296	—	296

Total loans	$87,878	$115,713	$203,591

One- to Four-Family Residential Loans. At December 31, 2013, $92.5 million, or 40.9% of our loan portfolio consisted of one- to four-family residential mortgage loans. Our strategic plan includes the continued emphasis of our mortgage banking operation, whereby the majority of fixed-rate, residential loan originations are sold, primarily consisting of loans with 30-year terms, which we generally sell on a servicing-retained basis. We sold $40.6 million in residential mortgage loans during the year ended December 31, 2013, representing 68.7% of one- to four-family residential real estate loans originated during the year. One- to four-family mortgage loan originations are generally obtained from our outside and in-house loan representatives, from existing or past customers, through advertising, and through referrals from local real estate brokers and attorneys and are underwritten pursuant to our policies and standards. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. Fixed-rate mortgage loans generally are originated for terms of 10 to 40 years. Generally, all fixed-rate residential mortgage loans are underwritten according to secondary market policies and procedures, which allows for sale in the secondary market, consistent with our asset-liability management and portfolio needs.

We also offer adjustable-rate mortgage loans for one- to four-family properties, primarily with an interest rate based on the one-year LIBOR Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-or five-year initial fixed-rate period. We originated $2.9 million of adjustable-rate, one- to four-family residential loans during the year ended December 31, 2013 and $56.3 million of fixed-rate one- to four-family residential loans during the same period. Of these fixed-rate originations, $39.0 million, or 69.4%, were originated for sale in the secondary mortgage market. Our adjustable-rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 5%, regardless of the initial rate. Our adjustable-rate mortgage loans amortize over terms of up to 30 years. Generally, all adjustable-rate residential mortgage loans are underwritten according to secondary market policies and procedures.

Adjustable-rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable-rate mortgage loans with respect to interest rate risk may be limited during periods of rapidly rising interest rates. At December 31, 2013, $27.1 million, or 29.3% of our one- to four-family residential loans, had adjustable rates of interest.

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

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance for the benefit of Georgetown Bank. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans. Our loan policy provides that we will not originate loans secured by real estate that contain underground fuel storage tanks. At December 31, 2013, our largest residential mortgage loan had a principal balance of $1.6 million and was secured by a residence located in Boston, Massachusetts. This loan was performing in accordance with its original repayment terms at December 31, 2013.

Home Equity Loans and Home Equity Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by one- to four-family residences. At December 31, 2013, home equity loans and equity lines of credit totaled $15.4 million, or 6.8% of total loans. Additionally, at December 31, 2013, the unadvanced amounts of home equity lines of credit totaled $9.4 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined loan-to-value ratio for home equity loans and equity lines of credit is generally limited to 85%. Home equity loans are offered with fixed-rates of interest and with terms of up to 15 years. Our home equity lines of credit have adjustable-rates of interest that are generally equal to the prime rate, as reported in The Wall Street Journal, plus 0.50% with a floor rate of 4.00%.

Commercial Real Estate Loans. We originate commercial real estate loans, including commercial lines of credit, generally in our primary lending market area, that are secured by properties used for business purposes such as small office buildings, retail facilities and owner-occupied properties. At December 31, 2013, commercial real estate loans totaled $54.3 million, which amounted to 24.0% of total loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property, provided such loans comply with our loans-to-one borrower limit for these types of loans. Our loans-to-one borrower limit is 15% of Georgetown Bank’s unimpaired capital, which limit was $4.2 million at December 31, 2013, but we generally target commercial real estate loans with balances of up to $3.0 million. At December 31, 2013, our average commercial real estate loan had a balance of $775,000. Our commercial real estate loans may be made with terms of up to 10 years with an amortization of 25 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to Federal Home Loan Bank of Boston borrowing rates. When possible these loans provide for a pre-payment penalty.

In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, and the profitability of the underlying business occupant and the value of the underlying property. In addition, with respect to real estate rental properties, we will also consider the term of the lease and the quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of net operating income before debt service to debt service) of at least 1.20 times. Environmental surveys are generally required for commercial real estate loans. Generally, commercial real estate loans made to corporations, partnerships and other business entities require the principals to execute the loan agreements in their individual capacity, as well as signing on behalf of such business entity.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower, except for existing amortizing loan relationships less than $300,000. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at December 31, 2013 was a $3.7 million loan collateralized by a commercial property located in Rochester, New Hampshire. This loan was performing according to its original repayment terms at December 31, 2013.

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

One- to Four-Family Investment Property Loans. We originate commercial real estate loans on one- to four-family investment properties. The subject properties are non-owner occupied and generally under a business name or in an individual’s name in instances where an individual owns more investment property than what is allowed under Fannie Mae guidelines. At December 31, 2013, one- to four-family investment property loans totaled $11.1 million, which amounted to 4.9% of total loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property, provided such loans comply with our loans-to-one borrower limit for these types of loans. We generally target one- to four-family investment property loans with balances up to $750,000. At December 31, 2013, our average one- to four-family investment property had a balance of $217,000. Our loans for one- to four-family investment properties may be made with terms of up to 10 years with an amortization of up to 25 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to Federal Home Loan Bank of Boston advance rates. When possible these loans provide for a pre-payment penalty.

In reaching a decision on whether to make one- to four-family investment loans, we consider the net operating income of the property, the borrower’s expertise and credit history, the global cash flow of the borrowers and the value of the underlying property. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of net operating income before debt service to debt service) of at least 1.20 times. Generally, one- to four-family real estate loans made to business entities require the principals to execute the loan agreements in their individual capacity, as well as signing on behalf of such business entity.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower, except for existing amortizing loan relationships less than $300,000. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a rent roll and copies of leases, as applicable. The largest one- to four-family investment property loan in our portfolio at December 31, 2013 was a $999,000 loan collateralized by two residential properties located in Essex County, Massachusetts. This loan was performing according to its original repayment terms at December 31, 2013.

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

Multi-Family Real Estate Loans. We originate commercial real estate loans on multi-family properties. The subject properties are non-owner occupied rental properties greater than four units and generally under a business name or in an individual’s name. At December 31, 2013, multi-family real estate loans totaled $14.5 million, which amounted to 6.4% of total loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property, provided such loans comply with our loans-to-one borrower limit for these types of loans. We generally target multi-family loans with balances up to $2.5 million. At December 31, 2013, our average multi-family real estate loan had a balance of $803,000. Our loans for multi-family real estate properties may be made with terms of up to 10 years with an amortization of up to 25 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to Federal Home Loan Bank of Boston advance rates. When possible these loans provide for a pre-payment penalty.

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

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower, except for existing amortizing loan relationships less than $300,000. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a rent roll and copies of leases, as applicable. The largest multi-family real estate loan in our portfolio at December 31, 2013 was a $2.7 million loan collateralized by a 37 unit multi-family property located in Middlesex County, Massachusetts. This loan was performing according to its original repayment terms at December 31, 2013.

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

Commercial Business Loans. At December 31, 2013, we had $16.7 million in commercial business loans, which amounted to 7.4% of total loans. We make commercial business loans in our primary lending market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit, which was $4.2 million at December 31, 2013. Such loans are generally used for short and long-term working capital purposes such as providing working capital for purchasing inventory or to acquire fixed assets such as machinery or equipment. Commercial business loans are made with either adjustable or fixed-rates of interest and fixed maturity or lines of credit. Variable rates are generally based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed-rate commercial business loans are set either at a margin above the Federal Home Loan Bank of Boston comparable advance rate or the prime rate swap curve. When making commercial business loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if applicable. Commercial business loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and we also require the business principals to execute such loans in their individual capacities. Depending on the amount of the loan and the collateral used to secure the loan, commercial business loans are generally made in amounts of up to 80% of the value of the collateral securing the loan. Commercial business loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2013, our largest outstanding commercial business loan had an outstanding balance of $1.4 million, which was secured by multifamily and residential properties located in Essex County, Massachusetts. This loan was performing according to its original repayment terms at December 31, 2013.

Construction Loans. We originate construction loans for the development of one- to four and multi-family residential properties and non-residential properties located in our primary lending market area to experienced local developers and to individuals for the construction of their personal residences. At December 31, 2013, one- to four-family residential construction loans amounted to $9.8 million, or 4.4% of total loans. At December 31, 2013, the unadvanced portion of these residential construction loans totaled $8.1 million. At December 31, 2013, construction loans collateralized by multi-family properties totaled $7.3 million, or 3.2% of total loans. The unadvanced portion of these construction loans totaled $7.2 million at December 31, 2013. Construction loans collateralized by non-residential properties totaled $4.0 million, or 1.8% of total loans. The unadvanced portion of these construction loans totaled $770,000 at December 31, 2013.

Our one- to four and multi-family residential construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. We originate one- to four and multi-family residential construction loans with a maximum loan-to-value ratio of 90% for single unit owner occupied construction projects, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. The maximum loan-to-value on two- to four and multi-family residential properties is 80% of the appraised value or sales price, whichever is less, of the secured property. Before making a commitment to fund a one- to four or multi-family residential construction loans, we require an appraisal on the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. At December 31, 2013, the largest outstanding one- to four-family residential construction loan commitment was for $1.9 million for the construction of a condominium project located in Essex County, Massachusetts, $470,000 of which was outstanding. This loan was performing according to its original repayment terms at December 31, 2013. At December 31, 2013, the largest multi-family construction loan commitment was for a $3.4 million property, located in Middlesex County, Massachusetts, $789,000 of which was outstanding. This loan was performing according to its original repayment terms at December 31, 2013.

To a lesser extent, our construction loan projects include apartment, retail and office buildings, and strip malls. These loans generally have an interest-only phase during construction and are generally set at a fixed-rate. Disbursement of funds is at our sole discretion and is based on independent third-party inspections of the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At December 31, 2013, the largest non-residential construction loan commitment was for $3.6 million collateralized by a commercial property, located in Norfolk County, Massachusetts, $3.4 million of which was outstanding. This loan was performing according to its original repayment terms at December 31, 2013.

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

The maximum amount of a construction loan is limited by our loans-to-one-borrower limit, which was $4.2 million at December 31, 2013.

Consumer Loans. We offer consumer loans to customers residing in our primary lending market area with acceptable credit ratings. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. Consumer loans totaled $408,000 or 0.2% of our total loan portfolio at December 31, 2013.

Largest Lending Relationship. At December 31, 2013, our largest lending relationship was a $3.7 million commercial real estate loan. This loan was performing in accordance with its original repayment terms at December 31, 2013.

Origination, Participation and Servicing of Loans. Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations. All loans we originate are underwritten pursuant to our policies and procedures. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed or adjustable-rate loans depends upon the relative customer demand for such loans, which is affected by the current and expected future levels of market interest rates. From time to time, we will participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31, 2013, we had $3.1 million in loan participation interests in which we were the lead bank and $2.6 million in loan participation interests in which we were the participating bank. In July 2012 the Bank purchased, as an extension of our residential loan origination activities, 13 single-family and one condominium, first-lien, primary residence, jumbo residential loans totaling $9.9 million with a weighted average yield of 4.16% and a weighted average maturity of 28.2 years. Additionally, in November 2012 the Bank purchased nine single-family and one condominium, first-lien, primary residence, jumbo residential loans totaling $7.5 million with a weighted average yield of 3.66% and a weighted average maturity of 28.5 years. All of the loans are located in Massachusetts and were underwritten to the Bank’s normal underwriting standards prior to purchase. The purchases were executed as a means of deploying excess cash that had built up over the prior several quarters, primarily due to commercial and construction loan payoffs. At December 31, 2013, the outstanding balance of purchased loans totaled $10.6 million.  There were no residential loan purchases made during the year ended December 31, 2013.  Our primary emphasis continues to be the origination of commercial loans.

In accordance with our strategic plan, we began selling primarily longer-term, fixed rate residential mortgage loans in the secondary market in January 2009. Future residential loan originations could be sold on a servicing-retained or servicing-released basis, depending on secondary market pricing at the time of sale. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments are made on behalf of the borrowers and generally administering the loans. During the year ended December 31, 2013, we originated $59.1 million of fixed-rate and adjustable-rate one- to four-family loans, $20.1 million of which were placed in our portfolio.

The following table shows our loan originations and repayment activities for the periods indicated.

	Years Ended				Six Months Ended	Year Ended
	December 31,				December 31,	June 30,
	2013	2012	2011	2010	2010	2010
	(In thousands)

Total loans at beginning of period	$181,809	$162,797	$180,080	$168,317	$177,433	$165,150
Loans originated:
Residential mortgage loans	64,386	104,080	37,383	62,383	39,718	39,324
Commercial loans	60,708	26,707	15,294	19,977	12,167	15,472
Construction loans	25,137	15,911	22,966	33,184	17,195	31,115
Consumer	184	189	165	534	81	526

Total loans originated	150,415	146,887	75,808	116,078	69,161	86,437

Loans purchased:	—	17,398	—	—	—	—

Deduct:
Principal repayments	(64,734)	(81,734)	(72,912)	(63,037)	(35,936)	(53,115)
Loan sales	(40,621)	(60,933)	(19,410)	(40,593)	(29,893)	(19,480)
Loans held for sale	(1,001)	(2,606)	(769)	(685)	(685)	(1,559)

Net loan activity	44,059	19,012	(17,283)	11,763	2,647	12,283

Total loans at end of period	$225,868	$181,809	$162,797	$180,080	$180,080	$177,433

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

With regard to the lending authority of the Designated Individuals, our President and Chief Executive Officer, Executive Vice President and Chief Operating Officer, and our Senior Vice President/Senior Commercial Lender each possess individual authority to approve all residential types of credit in amounts up to $750,000. Our President and Chief Executive Officer and our Executive Vice President/Chief Operating Officer may approve all residential and commercial loan types of credits in amounts up to $1.0 million on a combined basis. Vice Presidents/Commercial Loan Officers possess individual authority to approve all commercial types of credit in amounts up to $250,000.Our Vice President and Director of Mortgage Banking possesses individual authority to approve one- to four-family mortgage loans that meet the eligibility requirements for sale to Fannie Mae on the secondary mortgage market.

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

	December 31,				June 30,
	2013	2012	2011	2010	2010	2009
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$399	$1,070	$696	$45	$142	$671
Commercial loans	—	2,105	—	—	—	—
Construction loans	—	—	2,437	—	—	66
Consumer	—	—	—	—	18	—

Total non-accrual loans	399	3,175	3,133	45	160	737

Non-performing restructured loans	—	—	—	208	210	—

Total non-performing loans	399	3,175	3,133	253	370	737

Other real estate owned	—	203	30	53	66	—

Total non-performing assets	$399	$3,378	$3,163	$306	$436	$737

Ratios:
Non-performing loans to total loans	0.18%	1.75%	1.92%	0.14%	0.21%	0.45%
Non-performing assets to total assets	0.15%	1.60%	1.59%	0.15%	0.21%	0.37%

At December 31, 2013, non-accrual loans totaled $399,000 and consisted of one home equity loan. For the year ended December 31, 2013, gross interest income that would have been recorded had the non-accruing loan been current in accordance with its original terms amounted to $9,000. Interest income recognized on non-performing loans for the year ended December 31, 2013 was $1,000.

Delinquent Loans. The following table sets forth the number and amount of delinquent loans by type at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2013
Residential mortgage loans	1	$245	1	$399	2	$644
Commercial loans	1	267	—	—	1	267
Construction loans	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	2	$512	1	$399	3	$911

At December 31, 2012
Residential mortgage loans	1	$284	2	$773	3	$1,057
Commercial loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Consumer	2	2	—	—	2	2

Total	3	$286	2	$773	5	$1,059

At December 31, 2011
Residential mortgage loans	1	$175	1	$391	2	$566
Commercial loans	—	—	—	—	—	—
Construction loans	1	100	2	1,168	3	1,268
Consumer	—	—	—	—	—	—

Total	2	$275	3	$1,559	5	$1,834

At December 31, 2010
Residential mortgage loans	1	$138	1	$45	2	$183
Commercial loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Consumer	1	1	—	—	1	1

Total	2	$139	1	$45	3	$184

At June 30, 2010
Residential mortgage loans	2	$38	3	$142	5	$180
Commercial loans	1	937	—	—	1	937
Construction loans	—	—	—	—	—	—
Consumer	—	—	2	18	2	18

Total	3	$975	5	$160	8	$1,135

At June 30, 2009
Residential mortgage loans	2	$108	2	$514	4	$622
Commercial loans	—	—	—	—	—	—
Construction loans	—	—	1	66	1	66
Consumer	2	2	—	—	2	2

Total	4	$110	3	$580	7	$690

Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At December 31, 2013, $2.7 million, or 1.2% of total loans, had been identified as potential problem loans, $267,000 (one commercial real estate loan) of which is delinquent.

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

On the basis of management’s review of our assets, at December 31, 2013, we had classified $3.1 million of our assets as substandard, which consisted of four loans, two of which have been restructured. These loans consisted of one one- to four-family residential real estate loan with a principal balance of $321,000, one home equity loan with a principal balance of $399,000 and two commercial real estate loans with total principal balance of $2.4 million. At December 31, 2013, we had valuation allowances of $364,000 related to the loans classified as substandard. At December 31, 2012, we had classified $4.9 million of our assets as substandard, which consisted of 12 loans, three of which had been restructured. At December 31, 2013 and 2012, we had no loans classified as doubtful or loss. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Years Ended				Six Months Ended	Year Ended
	December 31,				December 31,	June 30,
	2013	2012	2011	2010	2010	2010
	(Dollars in thousands)

Balance at beginning of period	$1,780	$1,824	$1,651	$1,594	$1,676	$1,455

Charge-offs:
Residential mortgage loans	(130)	(144)	(741)	(103)	(30)	(73)
Commercial loans	—	(13)	(13)	(7)	—	(62)
Construction loans	—	(191)	—	—	—	—
Consumer	(9)	(38)	(34)	(33)	(24)	(20)

Total charge-offs	(139)	(386)	(788)	(143)	(54)	(155)

Recoveries:
Residential mortgage loans	43	137	9	9	5	12
Commercial loans	—	—	1	2	—	—
Construction loans	—	—	—	—	—	—
Consumer	4	5	2	1	1	3

Total recoveries	47	142	12	12	6	15

Net (charge-offs) recoveries	(92)	(244)	(776)	(131)	(48)	(140)
Provision for loan losses	708	200	949	188	23	361

Balance at end of period	$2,396	$1,780	$1,824	$1,651	$1,651	$1,676

Ratios:
Net (charge-offs) recoveries to average loans outstanding	(0.05)%	(0.15)%	(0.44)%	(0.07)%	(0.03)%	(0.08)%
Allowance for loan losses to non-performing loans at end of period	600.50%	56.06%	52.93%	652.57%	652.57%	452.97%
Allowance for loan losses to total loans at end of period	1.06%	0.98%	1.12%	0.92%	0.92%	0.94%

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

	At December 31,
	2013		2012		2011		2010
		Percent of		Percent of		Percent of		Percent of
	Allowance	Loans in Each	Allowance	Loans in Each	Allowance	Loans in Each	Allowance	Loans in Each
	for	Category to	for	Category to	for	Category to	for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)

Residential loans:
One- to four-family	$284	40.93%	$378	52.54%	$346	38.46%	$233	39.25%
Home equity loans and lines of credit	274	6.82	254	8.56	341	10.51	320	9.61
Total residential mortgage loans	558	47.75	632	61.10	687	48.97	553	48.86

Commercial loans:
One- to four-family investment property	61	4.91	62	6.25	59	6.64	60	6.60
Multi-family real estate	108	6.40	40	2.94	98	8.01	106	7.84
Commercial real estate	1,056	24.02	668	18.00	400	15.60	431	15.38
Commercial business	291	7.39	159	4.76	234	6.23	304	6.93
Total commercial loans	1,516	42.72	929	31.95	791	36.48	901	36.75

Construction loans:
One- to four-family	133	4.36	149	4.06	228	7.33	93	9.29
Multi-family	66	3.24	34	2.02	98	6.55	83	4.29
Non-residential	63	1.75	25	0.64	11	0.39	6	0.41
Total construction loans	262	9.35	208	6.72	337	14.27	182	13.99

Consumer	15	0.18	11	0.23	9	0.28	15	0.40

Unallocated	45	—	—	—	—	—	—	—

Total	$2,396	100.00%	$1,780	100.00%	$1,824	100.00%	$1,651	100.00%

	At June 30,
	2010		2009
		Percent of		Percent of
	Allowance	Loans in Each	Allowance	Loans in Each
	for	Category to	for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)

Residential loans:
One- to four-family	$256	41.92%	$275	49.74%
Home equity loans and lines of credit	345	9.72	384	10.05
Total residential mortgage loans	601	51.64	659	59.79

Commercial loans:
One- to four-family investment property	47	3.99	24	2.90
Multi-family real estate	106	7.94	62	4.98
Commercial real estate	414	14.95	326	13.04
Commercial business	269	6.21	136	5.06
Total commercial loans	836	33.09	548	25.98

Construction loans:
One- to four-family	85	8.95	96	8.07
Multi-family	66	4.03	27	1.69
Non-residential	55	1.88	116	4.26
Total construction loans	206	14.86	239	14.02

Consumer	33	0.41	9	0.21

Unallocated	—	—	—	—

Total	$1,676	100.00%	$1,455	100.00%

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

Investments

The Investment Policy is reviewed annually by management and any changes to the policy are recommended to and are subject to the approval of our Board of Directors. Authority to make investments under the approved Investment Policy guidelines is delegated to appropriate officers. While general investment strategies are developed by the Finance Committee and authorized by the Board of Directors, the execution of specific actions rests with our President and Chief Executive Officer or our Chief Financial Officer, who may act individually or jointly. Our President and Chief Executive Officer and Chief Financial Officer are both responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment. Each of these individuals is authorized to execute investment transactions (purchases and sales) up to $2.0 million per transaction without the prior approval of the Finance Committee and within the scope of the established Investment Policy. Each transaction in excess of $2.0 million must receive prior approval of the Finance Committee. All investment transactions are reviewed at regularly scheduled meetings of the Board of Directors. The Finance Committee is comprised of five non-employee directors.

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

Our investment portfolio at December 31, 2013, at amortized cost, included $2.5 million in state and municipal securities. We also invest in residential mortgage-backed securities, which consist of United States Government agencies and government-sponsored enterprise obligations. At December 31, 2013, the amortized cost of our residential mortgage-backed securities portfolio totaled $17.4 million, or 6.6% of total assets, and included $16.8 million in fixed-rate and $629,000 in adjustable-rate securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Securities are classified as held-to-maturity or available-for-sale at the date of purchase.  At December 31, 2013, we owned $2.9 million in Federal Home Loan Bank of Boston stock. As a member of the Federal Home Loan Bank of Boston, we are required to purchase stock in the Federal Home Loan Bank of Boston based on our level of outstanding borrowings.

The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

	At December 31,
	2013		2012		2011
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale

Government-sponsored enterprise obligations	$—	$—	$—	$—	$502	$503
State and municipal	2,505	2,394	—	—	—	—
Residential mortgage-backed securities	16,381	15,887	7,900	8,184	3,464	3,671

Total securities available for sale	$18,886	$18,281	$7,900	$8,184	$3,966	$4,174

Securities held to maturity

Residential mortgage-backed securities	$1,050	$1,136	$1,594	$1,731	$2,322	$2,506

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
	(Dollars in thousands)
Securities available for sale

State and municipal	$—	—%	$—	—%	$—	—%	$2,505	4.73%	$2,505	$2,394	4.73%
Residential mortgage-backed securities	72	4.41%	127	5.27%	—	—%	16,182	3.07%	16,381	15,887	3.10%

Total securities available for sale	$72	4.41%	$127	5.27%	$—	—%	$18,687	3.29%	$18,886	$18,281	3.31%

Securities held to maturity

Residential mortgage-backed securities	$29	4.00%	$35	5.65%	$431	5.06%	$555	2.53%	$1,050	$1,136	3.72%

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

Deposits. Our deposits are generated primarily from residents within our primary deposit market area, as 73.4% of total deposits at December 31, 2013, were from Essex County. Our strategic plan includes a greater emphasis on developing commercial business activities, both deposit and lending customer relationships. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have used brokered deposits in the past and it is anticipated that their future use could increase. As of December 31, 2013, brokered deposits totaled $596,000 and certificate accounts obtained through a listing service totaled $26.7 million.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2013, $63.8 million, or 36.2% of our deposit accounts were certificates of deposit, of which $27.1 million had maturities of one year or less.

The following table sets forth the distribution of total deposits by account type and related weighted average rates, at the dates indicated.

	At December 31,
	2013			2012			2011
			Weighted			Weighted			Weighted
			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type
Demand	$24,528	13.94%	—%	$19,462	12.60%	—%	$15,971	10.57%	—%
On us accounts	934	0.53	—%	1,315	0.85	—%	1,318	0.87	—%
NOW	28,927	16.44	0.17%	29,307	18.98	0.40%	17,122	11.33	0.45%
Money market deposits	43,062	24.47	0.09%	48,720	31.55	0.05%	59,846	39.61	0.72%
Regular and other savings	14,755	8.39	0.02%	11,856	7.68	0.02%	11,390	7.54	0.23%
Total non-certificate accounts	112,206	63.77	0.08%	110,660	71.66	0.13%	105,647	69.92	0.51%

Certificates of deposits	63,755	36.23	1.02%	43,779	28.34	1.21%	45,438	30.08	1.43%

Total deposits	$175,961	100.00%	0.42%	$154,439	100.00%	0.44%	$151,085	100.00%	0.78%

The following table sets forth the deposit activities for the periods indicated.

	Years Ended
	December 31,
	2013	2012	2011
	(In thousands)

Beginning balance	$154,439	$151,085	$151,463
Net increase (decrease) in deposits before interest credited	20,936	2,473	(1,863)
Interest credited	586	881	1,485
Net increase (decrease) in deposits	21,522	3,354	(378)
Ending balance	$175,961	$154,439	$151,085

As of December 31, 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $44.4 million. The following table indicates the amount of those certificates of deposit as of December 31, 2013 by time remaining until maturity.

At
December 31, 2013
(In thousands)
Three months or less	$5,221
Over three months through six months	3,192
Over six months through one year	6,312
Over one year to three years	25,544
Over three years	4,112
Total	$44,381

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,
	2013	2012	2011
	(In thousands)
Interest Rate
Less than 2%	$57,595	$36,818	$36,680
2.00%-2.99%	6,148	6,503	7,458
3.00%-3.99%	12	201	749
4.00%-4.99%	—	257	551

Total	$63,755	$43,779	$45,438

The following table sets forth the amount and maturities of certificate of deposits at December 31, 2013.

	Maturing During theYears Ended				Maturing
	December 31,	December 31,	December 31,	December 31,	After December 31,
	2014	2015	2016	2017	2017	Total
	(In thousands)
Interest Rate
Less than 2%	$25,084	$16,618	$10,281	$2,834	$2,778	$57,595
2.00%-2.99%	1,986	507	2,620	1,035	—	6,148
3.00%-3.99%	12	—	—	—	—	12

Total	$27,082	$17,125	$12,901	$3,869	$2,778	$63,755

Borrowings. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Boston. As of December 31, 2013, we had Federal Home Loan Bank of Boston advances in the amount of $54.9 million, which represented 23.5% of total liabilities with a weighted average maturity of 1.18 years. We can currently borrow up to approximately $67.7 million from the Federal Home Loan Bank of Boston through our membership.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank of Boston advances at the dates and for the periods indicated.

	At or For the Years ended
	December 31,
	2013	2012	2011
	(Dollars in thousands)

Long-Term Advances
Balance at end of period	$22,100	$23,600	$25,121
Average balance during period	19,759	24,962	25,973
Maximum outstanding at any month end	22,100	25,116	28,177
Weighted average rate at end of period	2.32%	2.95%	3.44%
Average interest rate during period	2.74%	3.25%	3.55%

Short-Term Advances (1)
Balance at end of period	$32,825	$—	$—
Average balance during period	22,317	—	2,948
Maximum outstanding at any month end	38,425	—	6,800
Weighted average rate at end of period	0.18%	0.00%	0.00%
Average interest rate during period	0.20%	0.00%	0.24%

(1) Represents advances with original maturities of less than one year.

Subsidiary Activities

Georgetown Securities Corporation, established in 1995 as a Massachusetts securities corporation for the purpose of buying, selling and holding securities on its own behalf, is a wholly owned subsidiary of Georgetown Bank. The income earned on Georgetown Securities Corporation’s securities is subject to a significantly lower rate of state tax than that assessed on income earned on securities maintained at Georgetown Bank. At December 31, 2013, Georgetown Securities Corporation had total assets of $18.0 million, all of which were in securities and cash to be invested.

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

Personnel

As of December 31, 2013, we had 52 full-time employees, seven part-time employees and three seasonal employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company, Georgetown Bank and Georgetown Security Corporation file combined federal tax returns. In March 2011, Georgetown Bancorp, MHC, Georgetown Federal, Georgetown Bank and Georgetown Security Corporation changed their tax year from June 30 to December 31. This change became effective with the December 31, 2011 tax returns. The Company’s and Georgetown Bank’s federal tax returns are not currently under audit, and have not been audited during the past five years.

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

At December 31, 2013, our total federal pre-1988 base year reserve was $723,000. However, under current law, pre-1988 base year reserves remain subject to recapture should Georgetown Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2013, Georgetown Bank had no net operating loss carryforwards for federal income tax purposes.

Capital Loss Carryovers. A financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. At December 31, 2013, Georgetown Bank had no capital loss carryforward for federal income tax purposes.

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

Georgetown Bank files Massachusetts Financial Institution income tax returns and was subject to an annual Massachusetts tax at a rate of 9.0% of its net income for the fiscal periods ended December 31, 2013 and 2012, 9.5% for the fiscal period ended December 31, 2011, 10.0% for the fiscal period ended December 31, 2010, and 10.5% for the fiscal periods ended June 30, 2010 and 2009. Massachusetts net income is defined as gross income from all sources without any exclusions, less the following deductions: all deductions (but not credits) which are allowable under the Internal Revenue Code except for those deductions under the Internal Revenue Code relating to (1) dividends received, (2) losses sustained in other taxable years, and (3) income or franchise taxes imposed by any state in the United States or a political subdivision.

The Company is required to file a Massachusetts income tax return and is generally subject to a state income tax rate that is the same rate as the tax rate for financial institutions in Massachusetts. However, if the Company meets certain requirements, it may be eligible to be taxed as a Massachusetts securities corporation. Bank holding companies that are so classified are subject to a state tax rate of 0.33% of their gross income. As of December 31, 2013, the Company has not applied for security corporation status, as there is an immaterial amount of state taxable income.

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

The state tax returns of Georgetown Federal, the Company, Georgetown Bank and Georgetown Securities Corporation are not currently under audit, and have not been audited during the past five years.

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

Loans-to-One-Borrower

We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of our unimpaired capital and unimpaired surplus. An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As of December 31, 2013, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test

We are required to satisfy a qualified thrift lender (“QTL”) test, under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business. A savings institution that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law. As of December 31, 2013, we maintained 70.8% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

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

In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions.  The final rule is effective January 1, 2015.  The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

At December 31, 2013, Georgetown Bank met each of its capital requirements.

Prompt Corrective Regulatory Action

Under the federal Prompt Corrective Action statutory framework, the Office of the Comptroller of the Currency is required to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. A savings institution that has total risk-based capital of less than 8% or a leverage ratio or a Tier 1 risk-based capital ratio that generally is less than 4% is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6%, a Tier 1 core risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”

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

In connection with the final capital rule described earlier, the federal banking agencies have adopted revisions, effective January 1, 2015, to the prompt corrective action framework.  Under the revised prompt corrective action requirements, insured depository institutions would be required to meet the following in order to qualify as “well capitalized:”  (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based capital ratio of 10% (unchanged from current rules) and (4) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

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

Our authority to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, Federal Reserve Board Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2013, we were in compliance with these regulations.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2013, the annualized Financing Corporation assessment was equal to 0.66 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System

Georgetown Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Boston, we are required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank.

Qualified Mortgages and Retention of Credit Risk

The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard.  Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•                                          excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•                                          interest-only payments;

•                                          negative-amortization; and

•                                          terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%.  Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.  The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain not less than 5% of the credit risk for any asset that is not a “qualified residential mortgage.”  The regulatory agencies have issued a proposed rule to implement this requirement.  The Dodd-Frank Act provides that the definition of “qualified residential mortgage” can be no broader than the definition of “qualified mortgage” issued by the Consumer Financial Protection Bureau for purposes of its regulations (as described above).  Although the final rule with respect to the retention of credit risk has not yet been issued, the final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans.

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

Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act required the Federal Reserve Board to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions will apply to savings and loan holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

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

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as will be the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

ITEM 1A.                                                   Risk Factors

Historically low interest rates may adversely affect our net interest income and profitability.

In recent years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, interest rates on the loans we have originated and the yields on securities we have purchased have been at historically low levels. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has resulted in increases in net interest income in the short term. However, our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Board of Governors of the Federal Reserve System has indicated its intention to maintain low interest rates. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability. For information with respect to changes in interest rates, see “—Changes in interest rates could adversely affect our results of operations and financial condition.”

Our emphasis on commercial lending may expose us to increased lending risks, which could hurt our profits.

We originate commercial business loans, commercial real estate loans and residential investment property loans generally within our primary lending market area. These loans, which totaled $96.5 million, or 42.7% of our loan portfolio at December 31,

2013, generally have a higher risk of loss compared to our one- to four-family residential real estate loans. Commercial business loans and commercial real estate loans may expose us to greater credit risk than our loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial business loans and commercial real estate loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

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

At December 31, 2013, we had $21.1 million of construction loans, representing 9.3% of our total loan portfolio at that date. These loans generally have a higher risk of loss compared to our one- to four-family residential real estate loans. Construction lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. Repayment of construction loans often depends on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring.

Our level of non-performing loans decreased to $399,000, or 0.18% of total loans at December 31, 2013 from $3.2 million, or 1.75% of total loans at December 31, 2012. However, if the level of non-performing loans increased, that could result in charge-offs and provisions for loan losses that are higher than our historical levels. See “—If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.”

A significant portion of our loan portfolio consists of recently originated or purchased loans.

Our commercial loan portfolio (including commercial and multi-family real estate loans, residential investment property loans, and business loans and construction loans) has grown to $117.6 million at December 31, 2013 from $24.0 million at June 30, 2006. Additionally, our residential loan portfolio (including home equity loans) has grown to $107.8 million at December 31, 2013 from $79.7 million at December 31, 2011. It is difficult to assess the future performance of these recently originated loans. As a result, these loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

A continuation or worsening of economic conditions could adversely affect our financial condition and results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and unemployment levels remain high despite the Federal Reserve Board’s unprecedented efforts to maintain low market interest rates and encourage economic growth.  Recovery by many businesses has been impaired by lower consumer spending.  A discontinuation of the Federal Reserve Board’s bond purchasing program could result in higher interest rates and reduced economic activity.  Moreover, a return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.

Our local economy may affect our future growth possibilities and operations in our primary market area. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand our market area. In addition, nearly all of our loans are to customers in the Commonwealth of Massachusetts, and particularly Essex County. Continued weak conditions in our local economy may limit funds available for deposit and may negatively affect our borrowers’ ability to repay their loans on a timely basis, both of which could have an impact on our profitability. Also, a decline in real estate valuations in this market would lower the value of the collateral securing our loans, and could result in increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

Income from secondary mortgage market operations is volatile, and we may incur losses or charges with respect to our secondary mortgage market operations which would negatively affect our earnings.

We generally sell in the secondary market the longer term fixed-rate residential mortgage loans that we originate, earning non-interest income in the form of gains on sale. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans available for sale. In addition to interest rate levels, weak or deteriorating economic conditions also tend to reduce loan demand. Although we sell loans in the secondary market without recourse, we are required to give customary representations and warranties to the buyers. If we breach those representations and warranties, the buyers can require us to repurchase the loans and we may incur a loss on the repurchase. Because we generally retain the servicing rights on the loans we sell in the secondary market, we are required to record a mortgage servicing right asset, which we test quarterly for impairment. The value of mortgage servicing rights tend to increase with rising interest rates and to decrease with falling interest rates. If we are required to take an impairment charge, our earnings would decrease.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease. Our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We therefore may experience significant loan losses, which could have a material adverse effect on our operating results. At December 31, 2013, our allowance for loan losses totaled $2.4 million, or 1.06% of total loans and 600.5% of non-performing loans at that date.

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

We will become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

In July 2013, the federal banking agencies approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to the Bank and the Company. The final rule implements the Basel Committee on Banking Supervision (“Basel III”) regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  We have elected to exercise our one-time option to opt-out of the requirement under the final rule to include certain “available-for-sale” securities holdings for purposes of calculating its regulatory capital requirements.  The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets.  Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares.  Specifically, beginning in 2016, Georgetown Bank’s ability to pay dividends will be limited if does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders.  See “Supervision and Regulation—Capital Requirements.”

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

Changes in the valuation of our securities portfolio could hurt our profits.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings.  Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand.  Management evaluates securities for other-than-temporary impairment on a monthly basis, with more frequent evaluation for selected issues.  In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates.  In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.  If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur.  Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes.  The declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans if such funds are not registered with the Securities and Exchange Commission and from engaging in hedging activities that do not hedge a specific identified risk. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities unless an exception applies. We are currently analyzing the impact of the Volcker Rule on our investment portfolio, and if any changes are required to our investment strategies that could negatively affect our earnings.

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

Legal and regulatory proceedings and related matters could adversely affect us or the financial services industry in general.

We, and other participants in the financial services industry upon whom we rely to operate, have been and may in the future become involved in legal and regulatory proceedings.  Most of the proceedings we consider to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters and , other participants in the financial services industry or we may not prevail in any proceeding or litigation.  There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes.  Nationally, reported incidents of fraud and other financial crimes have increased.  We have also experienced losses due to apparent fraud and other financial crimes.  While we have policies and procedures designed to prevent such losses, losses may still occur.

Managing reputational risk is important to attracting and maintaining customers, investors and employees.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers.  We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective.  Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

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

Provisions of the Company’s articles of incorporation and bylaws, federal regulations, Georgetown Bank’s federal stock charter, Maryland law, shares of restricted stock and stock options that we have granted or may grant to employees and directors, stock ownership by our management and directors and employment agreements that we have entered into with our executive officers, and various other factors may make it more difficult for companies or persons to acquire control of the Company without the consent of our board of directors.  You may want a takeover attempt to succeed because, for example, a potential acquirer could offer a premium over the then prevailing price of our common stock.

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

If we are required to repurchase mortgage loans that we have previously sold, it would negatively affect our earnings.

One of our sources of non-interest income is our mortgage banking, which involves originating residential mortgage loans for sale in the secondary market under agreements that contain representations and warranties related to, among other things, the origination and characteristics of the mortgage loans.  We may be required to repurchase mortgage loans that we have sold in cases of borrower default or breaches of these representations and warranties.  We have experienced more frequent disputes and repurchase demands from these buyers.  If we are required to repurchase mortgage loans or provide indemnification or other recourse, this could increase our costs and thereby affect our future earnings.

ITEM 1B.                                       Unresolved Staff Comments

None.

ITEM 2.                                                Properties

The net book value of our premises, land and equipment was $3.7 million at December 31, 2013. The following table provides certain information with respect to our properties as of December 31, 2013.

	Owned or	Year Acquired or		Net Book Value
Location	Leased	Leased	Square Footage	of Real Property
				(In thousands)

Main Office:
2 East Main Street	Own	2003 (1)	14,400	$2,647
Georgetown, MA 01833

Branch Office:
303 Haverhill Street	Leased (2)	1999	3,500	$475
Rowley, MA 01969

Branch Office:
75 Turnpike Street/Route 114	Leased (3)	2005	2,437	$113
North Andover, MA 01845

Other Property (4):
8 Prospect Street	Own	1997	1,000	$79
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

ITEM 3.                                                Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2013, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.                                                Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.               Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

(a)           Our common stock is traded on the NASDAQ Capital Market under the symbol “GTWN.” The approximate number of holders of record of the Company’s common stock as of March 21, 2014 was 299. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents quarterly market information for the Company’s common stock during the periods indicated. The following information was based on data received from the NASDAQ Capital Market and the OTC Bulletin Board and represents the actual high and low sales prices for the periods indicated.

Year Ended December 31, 2013	High	Low	Dividends
Quarter ended March 31, 2013	$13.99	$10.99	$0.04
Quarter ended June 30, 2013	$14.25	$13.50	$0.04
Quarter ended September 30, 2013	$14.98	$13.63	$0.04
Quarter ended December 31, 2013	$16.50	$14.40	$0.04

Year Ended December 31, 2012	High	Low	Dividends
Quarter ended March 31, 2012	$11.51	$10.80	$0.00
Quarter ended June 30, 2012	$11.95	$10.45	$0.00
Quarter ended September 30, 2012	$11.11	$9.10	$0.00
Quarter ended December 31, 2012	$11.03	$8.68	$0.00

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

Equity Compensation Plans. Other than our employee stock ownership plan, we do not have any equity compensation plans that were not approved by stockholders. The following table sets forth information with respect to the Company’s equity compensation plans at December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise	Number of securities remaining available for future issuance under equity compensation plans (excluding securities
	and rights	price (1)	in first column)

Georgetown Bancorp, Inc. 2009 Equity Incentive Plan (approved by stocholders)	52,924	$11.12	65,457

Equity compensation plans not approved by stockholders	—	—	—

Total	52,924	$11.12	65,457

(1) Reflects weighted average exercise price of stock options only.

The Company has sold no securities within the past three years that were not registered under the Securities Act of 1933.

(b)           Not applicable

(c)           The following table presents a summary of the Company’s share repurchases during the quarter ended December 31, 2013.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Program (1)	Program (1)
October 1 through October 31, 2013	0	$0.00	0	93,765
November 1 through November 30, 2013	200	$14.50	200	93,565
December 1 through December 31, 2013	43,592	$14.87	43,592	49,973

(1)  On July 23, 2013 the Company announced that its Board of Directors had authorized a second stock repurchase program pursuant to which the Company intends to purchase up to approximately 5.0% of its issued and outstanding shares, or up to 93,765 shares

ITEM 6.                Selected Financial Data

	At December 31,				At June 30,
	2013	2012	2011	2010	2010	2009
	(In thousands)
Selected Financial Condition Data:
Total assets	$263,033	$211,602	$199,375	$205,015	$211,545	$201,191
Cash and cash equivalents	6,295	6,789	19,083	3,298	7,340	11,356
Loans receivable, net	223,912	180,599	161,120	178,524	175,867	163,825
Allowance for loan losses	2,396	1,780	1,824	1,651	1,676	1,455
Investment securities	19,331	9,778	6,496	10,421	14,643	14,487
Deposits	175,961	154,439	151,085	151,463	147,286	141,126
Borrowings (1)	54,925	23,600	25,694	32,173	43,368	40,788
Total stockholders’ equity	28,942	30,563	20,329	19,169	18,368	17,317

	Years Ended				Six Months Ended	Year Ended
	December 31,				December 31,	June 30,
	2013	2012	2011	2010	2010	2010
	(In thousands, except per share data)

Selected Operating Data:
Interest and dividend income	$9,645	$9,045	$10,705	$11,179	$5,679	$10,734
Interest expense	1,172	1,688	2,416	3,330	1,594	3,680
Net interest income	8,473	7,357	8,289	7,849	4,085	7,054
Provision for loan losses	708	200	949	188	23	361
Net interest income, after provision for loan losses	7,765	7,157	7,340	7,661	4,062	6,693
Non-interest income	1,703	2,013	990	1,339	778	1,085
Non-interest expense	8,313	7,663	6,736	6,692	3,497	6,320
Income before income taxes	1,155	1,507	1,594	2,308	1,343	1,458
Income tax provision	420	559	583	855	511	519
Net income	$735	$948	$1,011	$1,453	$832	$939

Net income per share: Basic and diluted	$0.41	$0.51	$0.53	$0.77	$0.44	$0.50

Dividends declared per share	$0.16	$—	$—	$—	$—	$—

(1)  Includes securities sold under agreements to repurchase.

					At of For the	At of For the
	At or For the Years				Six Months Ended	Year Ended
	Ended December 31,				December 31, (1)	June 30,
	2013	2012	2011	2010	2010	2010

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.32%	0.46%	0.51%	0.70%	0.80%	0.47%
Return on equity (ratio of net income to average equity)	2.46%	3.80%	5.14%	7.92%	8.87%	5.30%
Interest rate spread (2)	3.72%	3.57%	4.18%	3.73%	3.89%	3.41%
Net interest margin (3)	3.85%	3.75%	4.39%	3.99%	4.13%	3.70%
Efficiency ratio (4)	81.69%	81.79%	72.59%	72.83%	71.92%	77.64%
Non-interest expense to average total assets	3.63%	3.73%	3.37%	3.23%	3.36%	3.14%
Average interest-earning assets to average interest-bearing liabilities	125.90%	121.35%	116.73%	115.21%	115.37%	115.22%

Asset Quality Ratios:
Non-performing assets to total assets	0.15%	1.60%	1.59%	0.15%	0.15%	0.21%
Non-performing loans to total loans	0.18%	1.75%	1.92%	0.14%	0.14%	0.21%
Allowance for loan losses to non-performing loans	600.50%	56.06%	58.22%	652.57%	652.57%	452.97%
Allowance for loan losses to total loans	1.06%	0.98%	1.12%	0.92%	0.92%	0.94%

Capital Ratios:
Stockholders’ equity to total assets at end of period	11.00%	14.44%	10.20%	9.35%	9.35%	8.68%
Total capital to risk-weighted assets (5)	14.30%	17.90%	14.20%	12.30%	12.30%	11.40%
Tier 1 capital to risk-weighted assets (5)	13.10%	16.70%	13.20%	11.30%	11.30%	10.40%

(1)   Percentage calculations for the six month period have been annualized.

(2)         The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(3)         The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(4)         The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(5)         Calculation is for Georgetown Bank.

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

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets (primarily cash equivalents), and the interest paid on our interest-bearing liabilities, consisting primarily of demand deposit accounts, NOW accounts, money market accounts, certificates of deposit and borrowings. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income consists of fees and service charges, mortgage banking income, income from bank-owned life insurance and miscellaneous other income. In recent periods, mortgage banking has become a more significant source of non-interest income due to the volume of loan refinancing and our strategic objective to expand our mortgage banking operation. Non-interest expense consists primarily of salaries and employee benefits, occupancy and equipment, data processing, professional fees, advertising and other administrative expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities. Additionally, because our lending activity is concentrated in loans secured by residential and commercial real estate located in the Essex and Suffolk counties, Massachusetts region and southern New Hampshire, downturns in this regional economy could have a negative impact on our earnings.

Net income for the year ended December 31, 2013 was $735,000, which was $213,000, or 22.5% below net income for 2012. Net income was negatively affected by increases in non-interest expense and the provision for loan losses and a decline in mortgage banking income, partially offset by an increase in net interest and dividend income. Net interest and dividend income totaled $8.5 million for the year ended December 31, 2013, compared to $7.4 million for the year ended December 31, 2012. The provision for loan losses increased $508,000, to $708,000 for the year ended December 31, 2013, primarily due to the growth of commercial and construction loans. Non-interest income decreased $310,000, or 15.4%, primarily due to a decrease in mortgage banking income, driven by a decrease in the volume of refinancing activity. Non-interest expense increased $650,000, or 8.5%, primarily due to increases in salaries and benefits, other general and administrative expenses and data processing expenses.

We do not originate subprime, Alt-A or option ARM residential mortgage loans. All of our mortgage-backed securities have been issued by Freddie Mac, Fannie Mae or Ginnie Mae, which are U.S. Government agencies or Government-sponsored enterprises. These entities guarantee the payment of principal and interest on our mortgage-backed securities. We do not own any common or preferred stock issued by Fannie Mae or Freddie Mac.

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community bank dedicated to meeting the banking needs of our customers. Our board of directors has sought to accomplish this objective with a strategy designed to increase profitability, while maintaining a strong capital position and high asset quality. We cannot assure you that we will successfully implement our business strategy.

Highlights of our business strategy are as follows:

•                                          Continuing to emphasize the origination of commercial loans. In recent years, we have diversified our lending activities by increasing our origination of commercial and multi-family real estate loans, residential (one- to four-family) investment property loans and commercial business loans. We have established a fully staffed commercial loan department that includes four commercial loan officers, a credit manager and two analysts, two commercial loan assistants, and a commercial loan servicing representative. We intend to focus on the origination of more permanent, longer term loans that will help us establish more profitable relationships with our borrowers and grow our core deposit base. The additional capital recently raised will further increase our ability to originate commercial loans. However, originating more one- to four-family investment property, multi-family, commercial real estate and commercial business loans exposes us to increased risks.

•                                          Continuing to emphasize core deposit growth to reduce our funding costs. Our balance of demand deposit accounts, NOW accounts, savings accounts and money market deposits, which we consider core deposits, has continued to increase. We intend to continue to increase core deposits by cross-selling existing customers and establishing new relationships. With our continued focus on building commercial loan and deposit service relationships, we will continue to seek lower cost core deposits primarily in the form of our commercial demand deposit and money market accounts. Additionally, we will continue to promote the growth of retail core deposits through the continued marketing of our retail checking accounts.

•                                          Maintaining high asset quality through conservative underwriting and aggressive monitoring of our assets. We have emphasized maintaining strong asset quality by following conservative underwriting criteria, and primarily originating loans secured by real estate, and when appropriate, guaranteed by state or government programs like the U.S. Small Business Administration. In the current economic environment, we intend to continue to aggressively monitor our loan portfolio.

We use an outside loan review firm to review a majority of our commercial loan portfolio on an annual basis. This review provides management with an objective third-party analysis of the quality of our commercial loan portfolio. In addition, we conduct periodic reviews of individual commercial credits and meet periodically, in person and at their place of business, with our commercial customers in order to stay abreast of any and all issues that may affect the quality of the credit relationship. In light of the poor residential real estate market since 2008, we have also conducted multiple reviews of our home equity line of credit portfolio to determine the effect of the housing market on the quality of this portion of our loan portfolio. We plan to continue this practice annually.  We will continue to emphasize strong asset quality as we further diversify our loan portfolio. Our ratio of non-performing assets to total assets was 0.15%, at December 31, 2013 and 1.60%, at December 31, 2012.

•                                          Expanding our secondary mortgage marketing capabilities. We have successfully developed a mortgage banking operation, as we sold $40.6 million in residential loans in the secondary market during the year ended December 31, 2013, generating $892,000 in net mortgage banking income. The loans we sold consisted primarily of one- to four-family residential real estate loans with terms of 15 years or more and were primarily sold on a servicing retained basis, which has allowed us to maintain customer relationships for future cross-selling opportunities. Selling these longer-term loans also assists us in managing interest rate risk and provides us with added liquidity to fund our commercial lending activity. We expect to have a greater emphasis in this activity in the future as, among other things, we intend to expand our residential mortgage origination staff and our geographic locations. We also expect that a higher percentage of our sold loans may be on a servicing released basis in the future.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions made by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses and deferred income taxes.

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

Comparison of Financial Condition at December 31, 2013 and 2012

Total assets increased $51.4 million, or 24.3%, to $263.0 million at December 31, 2013 from $211.6 million at December 31, 2012. The increase resulted from primarily from increases in commercial and construction loans and securities.

Cash and cash equivalents decreased $494,000 to $6.3 million at December 31, 2013 from $6.8 million at December 31, 2012. The decrease in cash and cash equivalents resulted primarily from the funding of commercial loans.

Our securities portfolio, excluding Federal Home Loan Bank (“FHLB”) stock, increased $9.6 million, or 97.7%, to $19.3 million at December 31, 2013 from $9.8 million at December 31, 2012. The increase in our securities portfolio was primarily driven by the need for diversification of income sources and included the purchase of $2.5 million in state and municipal securities.

Loans (excluding loans held for sale) increased $43.3 million, or 24.0%, to $223.9 million at December 31, 2013 from $180.6 million at December 31, 2012, due primarily to increases in commercial real estate loans, commercial loans collateralized by multi-family real estate, construction loans and commercial business loans, partially offset by decreases in residential one- to four-family loans. Residential one- to four-family loans decreased $3.1 million, or 3.2%, to $92.5 million at December 31, 2013 from $95.5 million at December 31, 2012. Our primary emphasis continues to be the origination of commercial loans. Despite the current competitive market, we have decided to maintain our historically high underwriting standards instead of relaxing these standards and we have not reduced loan rates below levels at which we could not operate profitably. Commercial loans collateralized by one- to four-family investment properties decreased $266 thousand, or 2.3%, to $11.1 million at December 31, 2013 from $11.4 million at December 31, 2012. Commercial loans collateralized by multi-family real estate increased $9.1 million, or 170.5%, to $14.5 million at December 31, 2013 from $5.3 million at December 31, 2012.  Commercial real estate loans increased $21.5 million, or 65.8%, to $54.3 million at December 31, 2013 from $32.7 million at December 31, 2012. Commercial business loans increased $8.0 million, or 92.8%, to $16.7 million at December 31, 2013 from $8.7 million at December 31, 2012.  Construction loans increased $8.9 million, or 72.9%, to $21.1 million at December 31, 2013 from $12.2 million at December 31, 2012. The significant majority of our construction loans remain collateralized by residential real estate (81.3% at December 31, 2013 and 90.5% at December 31, 2012).

Deposits increased $21.5 million, or 13.9%, to $176.0 million at December 31, 2013 from $154.4 million at December 31, 2012. The increase was primarily due to increases in certificates of deposits, demand deposit and savings accounts, partially offset by a decrease in money market deposit accounts and NOW accounts. Certificates of deposit increased $20.0 million, or 45.6%, as funds gathered through the use of deposit listing services of $26.7 million were partially offset by declines in retail certificates of deposit. The weighted average rate and maturity term of the listing services certificates of deposit was 0.86% and 26.4 months, respectively. Demand deposits increased $5.1 million, or 26.0%. The increases in checking accounts reflected our continued strategic focus on generating lower-costing deposits. Savings accounts increased $2.9 million, or 24.4%. Money market accounts decreased $5.7 million, or 11.6%, reflecting outflows due to aggressive interest rate management.

Total Federal Home Loan Bank advances increased $31.3 million, or 132.7% to $54.9 million at December 31, 2013 compared to $23.6 million at December 31, 2012. The proceeds from advances taken during 2013 were primarily used to fund loan demand and investment security purchases and were short-term Federal Home Loan Bank advances, which totaled $32.8 million with an original maturity of three-months or less and a weighted average rate of 0.18%. Management is taking advantage of the current yield curve structure and the expectations that short-term rates will not increase in the near-term.

Stockholders’ equity decreased $1.6 million, or 5.3% to $28.9 million at December 31, 2013. The decrease resulted primarily from the shares repurchased as part of an announced buyback program, other comprehensive loss and dividend payments, partially offset by net income of $735,000 for the year ended December 31, 2013. There were 125,000 shares repurchased at an average price of $14.17 totaling $1.8 million during the year ended December 31, 2013. Dividend payments totaled $305,000 for the year ended December 31, 2013. The other comprehensive loss of $572,000 reflects the change in net unrealized gains/losses on securities available for sale from a net unrealized gain of $183,000 at December 31, 2012 to a net unrealized loss of $389,000 at December 31, 2013. The unrealized losses on securities available for sale were attributable to changes in market interest rates and were not considered by management to be other than temporarily impaired at December 31, 2013.

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012

General. Net income decreased $213,000, or 22.5%, to $735,000 for the year ended December 31, 2013, compared to net income of $948,000 for the year ended December 31, 2012. The decrease was primarily due to an increase in non-interest expenses, an increase in the provision for loan losses and a decline in mortgage banking income, partially offset by an increase in net interest and dividend income.

Interest and Dividend Income. Interest and dividend income increased $600,000, or 6.6%, to $9.6 million for the year ended December 31, 2013, primarily due to increases in interest income on loans and interest and dividend income on investment securities, partially offset by a decrease in interest income on short-term investments. Interest income on loans increased $529,000, or 6.1%, to $9.2 million for the year ended December 31, 2013, due to a $35.6 million, or 21.8%, increase in the average balance of loans, partially offset by a 69 basis point decrease in yield to 4.66% for the year ended December 31, 2013 from 5.35% for the year ended December 31, 2012. We experienced decreases in commercial and construction loans during 2012 and added one- to four-family loans, which were originated or purchased at lower interest rates due to continued low market interest rates. Additionally, in 2013 we originated commercial and construction loans at lower rates due to continued low market interest rates.

Interest and dividend income on investment securities increased $112,000, or 39.7%, to $394,000 for the year ended December 31, 2013 from $282,000 for the year ended December 31, 2012, due to a $7.2 million, or 63.3% increase in the average balance of investment securities for the year ended December 31, 2013, partially offset by a 35 basis point decrease in yield to 2.12% for the year ended December 31, 2013 from 2.47% for the year ended December 31, 2012. The increase in investment securities was primarily driven by asset/liability management, including the diversification of revenue sources. Interest income on short-term investment securities decreased $41,000, or 87.2%, to $6,000 for the year ended December 31, 2013 from $47,000 for the year ended December 31, 2012, due to a $19.4 million, or 87.9% decrease in the average balance of short-term investment securities for the year ended December 31, 2013, partially offset by a two basis point increase in yield to 0.23% for the year ended December 31, 2013.

Interest Expense. Interest expense decreased $516,000, or 30.6%, to $1.2 million for the year ended December 31, 2013 from $1.7 million for the year ended December 31, 2012. We experienced decreases in interest expense on both deposits and FHLB advances (primarily long-term FHLB advances). Interest expense on deposits decreased $290,000, or 33.1%, to $586,000 for the year ended December 31, 2013 from $876,000 for the year ended December 31, 2012, due to a decrease in rates we paid on interest-bearing deposits, as well as a decrease in the average balance of deposits. The average rate we paid on interest-bearing deposits decreased to 0.44% for the year ended December 31, 2013 compared to 0.64% for the year ended December 31, 2012. The average balance of interest-bearing deposits decreased $4.2 million, or 3.1%, to $132.5 million for the year ended December 31, 2013 from $136.7 million for the year ended December 31, 2012.

Interest expense on FHLB advances decreased $225,000, or 27.7%, to $586,000 for the year ended December 31, 2013 from $811,000 for the year ended December 31, 2012. The decrease was primarily due to a 186 basis point decrease in the average rate we paid on FHLB advances to 1.39% for the year ended December 31, 2013 compared to 3.25% for the year ended December 31, 2012, partially offset by an increase in the average balance, which increased $17.1 million, or 68.6%, to $42.1 million for the year ended December 31, 2013 from $25.0 million for the year ended December 31, 2012.

Net Interest and Dividend Income. Net interest and dividend income increased $1.1 million, or 15.2%, to $8.5 million for the year ended December 31, 2013 compared to $7.4 million for the year ended December 31, 2012. The increase in net interest income was primarily the result of a $10.7 million, or 30.9%, increase in net average interest-earning assets to $45.2 million for the year ended December 31, 2013, from $34.6 million for 2012 and by a 10 basis point increase in net interest margin to 3.85% for the year ended December 31, 2013, from 3.75% 2012. Our net interest margin may compress in the future due to competitive pricing in our market area.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. During the year ended December 31, 2011, we revised our allowance for loan losses methodology to identify more categories that have different risk attributes based on their specific loan type or ratings. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. We recorded a $708,000 provision for loan losses for the year ended December 31, 2013, as compared to a $200,000 provision for loan losses for the year ended December 31, 2012. The increase in the provision for loan losses was primarily due to the growth of commercial and construction loans. The provisions recorded resulted in an allowance for loan losses of $2.4 million, or 1.06% of total loans and 600.50% of non-performing loans at December 31, 2013, compared to an allowance for loan losses of $1.8 million, or 0.98% of total loans and 56.06% of non-performing loans at December 31, 2012. The increase in the allowance as a percentage of total loans reflects the increase in commercial and construction loans during 2013, which generally require a larger allowance for loan loss allocation.

Historically, our loan portfolio has primarily consisted of one- to four-family residential mortgage loans. The composition of our loan portfolio has gradually changed in recent years to include more multi-family, commercial real estate, investment property and commercial business loans. In addition, we intend to emphasize increased originations of these loans. Management’s evaluation of the allowance for loan losses, the composition of the loan portfolio and increased risk associated with multi-family, commercial real estate and commercial business loans (because they present larger non-homogeneous credits and because they may be more sensitive to changes in economic conditions) may result in continued larger additions to the allowance for loan losses in future periods.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at December 31, 2013 and 2012. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provisions for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance, based on its judgments about information available to it at the time of its examination.

Non-interest Income. Non-interest income decreased $310,000, or 15.4%, to $1.7 million for the year ended December 31, 2013 from $2.0 million for the year ended December 31, 2012, primarily due to a decrease in mortgage banking income. Mortgage banking income decreased $420,000, or 32.0%, to $892,000 for the year ended December 31, 2013 from $1.3 million for the year ended December 31, 2012. We sold $40.6 million of loans during the year ended December 31, 2013 compared to $60.9 million of such sales for the year ended December 31, 2012. The loan sale volume was negatively affected by a decline in loan refinancing volume, as well as mortgage originator turnover. We intend to continue to expand the geographic footprint of our residential loan origination staff as a means to increase revenue from our mortgage banking operation. Other non-interest income included $98,000 of fees associated with commercial lines of credit facilities for the year ended December 31, 2013, compared to $12,000 for the year ended December 31, 2012.

Non-interest Expense. Non-interest expense increased $650,000, or 8.5%, to $8.3 million for the year ended December 31, 2013 from $7.7 million for the year ended December 31, 2012. Salaries and benefits expense increased $433,000, or 10.0% primarily due to costs associated with additional staff and the replacement of existing staff at higher salaries and their related benefits. Data processing expense increased $157,000, or 30.4% primarily due to implementation and termination costs associated with the upgrading of products and services offered to our customers and software enhancements. Professional fees increased $26,000, or 6.8% primarily due to outplacement costs associated with a staff reorganization and costs associated with the implementation of a loan sub-servicing function for a portion of our residential loan portfolio. Advertising expense decreased $131,000, or 31.5% primarily due to a decline in costs associated with marketing campaign design. Other general and administrative expenses increased $170,000, or 17.4%, for the year ended December 31, 2013, primarily due to the costs associated with problem loans and other real estate owned ($75,000), implementation of the Extensible Business Reporting Language (“XBRL”) requirement of the Securities and Exchange Commission ($20,000), recruitment expense ($19,000) and the amortization of the annual NASDAQ listing fee ($18,000).

Income Tax Expense. The income before income taxes of $1.2 million resulted in income tax expense of $420,000 for the year ended December 31, 2013, compared to income before income taxes of $1.5 million resulting in an income tax expense of $559,000 for the year ended December 31, 2012. The effective income tax rate was 36.3% for the year ended December 31, 2013 compared to 37.1% for the year ended December 31, 2012. The decrease in the effective rate for the year ended December 31, 2013, compared to the effective tax rate for the year ended December 31, 2012, was primarily due to interest income on municipal securities for the year ended December 31, 2013 and income from bank-owned life insurance, which is non-taxable income, being a larger percentage of income before taxes during the year ended December 31, 2013, partially offset by stock compensation plans. See Note 10 of the Notes to the consolidated financial statements for additional information.

Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. Year ended December 31, 2013 includes a tax-equivalent adjustment. There were no tax-equivalent yield adjustments made in years ended December 31, 2012 and 2011. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, discounts and premiums that are amortized or accreted to interest income or expense.

	Years Ended December 31,
	2013			2012			2011
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$198,561	$9,245	4.66%	$162,991	$8,716	5.35%	$175,320	$10,355	5.91%
Investment securities (2)	18,617	411	2.21%	11,399	282	2.47%	11,906	349	2.93%
Short-term investments	2,659	6	0.23%	22,020	47	0.21%	1,693	1	0.06%
Total interest-earning assets	219,837	9,662	4.40%	196,410	9,045	4.61%	188,919	10,705	5.67%
Non-interest-earning assets	8,953	—		9,110	—		10,840	—
Total assets	$228,790	9,662		$205,520	9,045		$199,759	10,705

Interest-bearing liabilities:
Savings deposits	$12,809	2	0.02%	$12,574	10	0.08%	$11,682	25	0.21%
NOW accounts	28,940	49	0.17%	21,787	61	0.28%	14,834	66	0.44%
Money market accounts	45,054	30	0.07%	56,241	179	0.32%	56,992	477	0.84%
Certificates of deposit	45,731	505	1.10%	46,109	626	1.36%	48,961	918	1.87%
Total interest-bearing deposits	132,534	586	0.44%	136,711	876	0.64%	132,469	1,486	1.12%
FHLB advances	42,076	586	1.39%	24,962	811	3.25%	28,921	928	3.21%
Repurchase agreements	—	—	0.00%	187	1	0.53%	455	2	0.44%
Total interest-bearing liabilities	174,610	1,172	0.67%	161,860	1,688	1.04%	161,845	2,416	1.49%
Non-interest-bearing liabilities:
Demand deposits	21,665			17,112			16,535
Other non-interest-bearing liabilities	2,659			1,608			1,703
Total liabilities	198,934			180,580			180,083
Stockholders’ equity	29,856			24,940			19,676
Total liabilities and equity	$228,790			$205,520			$199,759

Net interest income		$8,490			$7,357			$8,289
Net interest rate spread (3)			3.73%			3.57%			4.18%
Net interest-earning assets (4)	$45,227			$34,550			$27,074
Net interest margin (5)			3.86%			3.75%			4.39%
Average of interest-earning assets to interest-bearing liabilities			125.90%			121.35%			116.73%

(1)    Includes loans held for sale.

(2)    Municipal securities income and net interest income are presented on a tax-equivalent basis using a tax rate of 34% resulting in an adjustment of $17,000 for the year ended December 31, 2013.  Years ended December 31, 2012 and 2011 consist entirely of taxable investment securities.

(3)    Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)    Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)    Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

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

	Years Ended December 31,
	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$1,902	$(1,373)	$529	$(728)	$(911)	$(1,639)
Investment securities (1)	179	(50)	129	(15)	(52)	(67)
Short-term investments	(41)	—	(41)	12	34	46

Total interest-earning assets	2,040	(1,423)	617	(731)	(929)	(1,660)

Interest-bearing liabilities:
Savings deposits	—	(8)	(8)	2	(17)	(15)
NOW accounts	20	(32)	(12)	31	(36)	(5)
Money market accounts	(36)	(113)	(149)	(6)	(292)	(298)
Certificates of deposit	(5)	(116)	(121)	(53)	(239)	(292)

Total interest-bearing deposits	(21)	(269)	(290)	(26)	(584)	(610)

FHLB advances	556	(781)	(225)	(127)	10	(117)
Repurchase agreements	(1)	—	(1)	(1)	—	(1)

Total interest-bearing liabilities	534	(1,050)	(516)	(154)	(574)	(728)

Change in net interest income	$1,506	$(373)	$1,133	$(577)	$(355)	$(932)

(1)         Municipal securities income and net interest income are presented on a tax-equivalent basis using a tax rate of 34% resulting in an adjustment of $17,000 for the year ended December 31, 2013.  Years ended December 31, 2012 and 2011 consist entirely of taxable investment securities.

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established a Finance Committee, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior management monitors the level of interest rate risk on a regular basis and the Finance Committee meets on a monthly basis to review our asset/liability policies and position, interest rate risk position and to discuss and implement interest rate risk strategies.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk: (1) offering a variety of adjustable rate loan products, including adjustable rate one- to four-family, multi-family and non-residential mortgage loans, and short-term consumer loans; (2) offering shorter-term fixed-rate mortgage loans; (3) using alternative funding sources, such as advances from the Federal Home Loan Bank of Boston; and (4) deposit pricing strategies and short duration investments. By following these strategies, we believe that we are better positioned to react to changes in market interest rates.

Net Interest Income Simulation. Interest rate risk can result from timing differences in the maturity/repricing of an institution’s assets, liabilities and off-balance sheet contracts; the effect of embedded options, such as call or convertible options, loan prepayments, interest rate caps, and deposit withdrawals; unexpected shifts of the yield curve that affect both the slope and shape of the yield curve and differences in the behavior of lending and funding rates, sometimes referred to as basis risk. Given the potential types and differing related characteristics of interest rate risk, it is important that we maintain an appropriate process and set of measurement tools, which enables us to identify and quantify our sources of interest rate risk. Our primary tool in measuring interest rate risk in this manner is an income simulation model. This model measures the net interest income at risk under various interest rate scenarios. At December 31, 2012 net interest income was measured assuming market interest rates remain unchanged, where rates increased 300 basis points and where rates decreased 50 basis points from current market rates over a one-year time horizon. At December 31, 2013, net interest income was measured assuming market interest rates remain unchanged, where rates increased 300 basis points and where rates decreased 100 basis points from current market rates over a one-year time horizon. Management’s decision to utilize different rate shift scenarios at December 31, 2013 as compared to those used at December 31, 2012, is based on the overall lower interest rate environment that existed at December 31, 2013 when compared to December 31, 2012. The changes in net interest income due to changes in market interest rates reflect the rate sensitivity of our interest-bearing assets and liabilities.

The following table presents the estimated changes in net interest income of Georgetown Bank, calculated on a bank-only basis that would result from changes in market interest rates over twelve-month periods beginning December 31, 2013 and 2012.

	At December 31,
Changes in	2013		2012
Interest Rates (Basis Points)	Net Interest Income	% Change	Net Interest Income	% Change
	(Dollars in thousands)
300	$8,106	(11.7)%	$7,307	(4.2)%
200	$—	—	$—	—
0	$9,182	—	$7,627	—
-50	$—	—	$7,548	(1.0)%
-100	$9,054	(1.4)%	$—	—

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net interest income simulation requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net interest income simulation table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net interest income simulation table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Liquidity and Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of loans and securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $6.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $18.3 million at December 31, 2013. In addition, at December 31, 2013, we had the ability to borrow a total of approximately $67.7 million from the Federal Home Loan Bank of Boston. On that date, we had $54.9 million in advances outstanding.

During 2013, we continued our mortgage banking activities by selling residential loans in the secondary market, primarily on a servicing-retained basis. These activities have a positive effect on liquidity by providing us with an additional source of funds. During the years ended December 31, 2013 and 2012, we sold $40.6 million and $60.9 million in residential loans, respectively.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of Boston.

At December 31, 2013 and 2012, we had $4.1 million and $20.1 million in commitments to originate loans outstanding, respectively. In addition to commitments to originate loans, at December 31, 2013 and 2012, we had $36.9 million and $24.3 million in unadvanced funds to borrowers, respectively. We also had $31,000 and $25,000 in outstanding letters of credit at December 31, 2013 and 2012, respectively. We also had $1.8 million and $10.8 million of forward loan sale commitments at December 31, 2013 and 2012, respectively. These forward loan sale commitments were used to offset the interest rate risk associated with mortgage loans, which have had their interest rate locked by our customers. We also had $1.0 million and $2.6 million of loans held for sale at December 31, 2013 and 2012, respectively. Certificates of deposit due within one year of December 31, 2013 totaled $27.1 million, or 15.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit at December 31, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the year ended December 31, 2013, we originated $150.4 million of loans, including $111.5 million of loans to be held in our portfolio and purchased $13.8 million of securities. During the year ended December 31, 2012, we originated $146.9 million of loans, including $84.4 million of loans to be held in our portfolio, purchased $17.4 million of residential jumbo loans, and purchased $6.1 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $21.5 million and $3.4 million for the years ended December 31, 2013 and 2012, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Federal Home Loan Bank advances reflected a net increase of $31.3 million and net decrease of $1.5 million during the years ended December 31, 2013 and 2012, respectively. Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities during periods of lower liquidity.

Capital

Georgetown Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, Georgetown Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 11 of the Notes to the consolidated financial statements for additional information.

Off-Balance Sheet Arrangements and Contractual Obligations

Georgetown Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for all lines of credit may expire without being drawn upon, therefore, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s credit worthiness on a case-by-case basis. Substantially all of these financial instruments, except for unadvanced lines of credit on unsecured personal loans and commercial lines of credit, are secured by real estate.

Standby letters of credit are conditional commitments we issue to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Our outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, we may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, we may take possession of the collateral, if any, securing the line of credit.

In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities, agreements with respect to investments and employment agreements with certain of our executive officers. See Note 13 of the Notes to the Company’s consolidated financial statements for additional information.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements that are applicable to the Company, please see Note 2 of the Notes to the Company’s consolidated financial statements.

Effect of Inflation and Changing Prices

The consolidated financial statements and related consolidated financial data presented herein regarding the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, because such prices are affected by inflation to a larger extent than interest rates.

ITEM 7A.             Quantitative and Qualitative Disclosures About Market Risk

See “ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

ITEM 8.                Financial Statements and Supplementary Data

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

To the Board of Directors

Georgetown Bancorp, Inc.

Georgetown, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Georgetown Bancorp, Inc. and Subsidiary as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Georgetown Bancorp, Inc. and Subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 24, 2014

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

At December 31, 2013 and 2012

	2013	2012
	(In thousands)
ASSETS

Cash and due from banks	$3,290	$2,228
Short-term investments	3,005	4,561
Total cash and cash equivalents	6,295	6,789

Securities available for sale, at fair value	18,281	8,184
Securities held to maturity, at amortized cost (fair value of $1,136,000 at December 31, 2013 and $1,731,000 at December 31, 2012)	1,050	1,594
Federal Home Loan Bank stock, at cost	2,907	2,861
Loans held for sale	1,001	2,606
Loans, net of allowance for loan losses of $2,396,000 at December 31, 2013 and $1,780,000 at December 31, 2012	223,912	180,599
Premises and equipment, net	3,669	3,753
Accrued interest receivable	729	617
Bank-owned life insurance	2,898	2,797
Other real estate owned	—	203
Other assets	2,291	1,599

Total assets	$263,033	$211,602

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$175,961	$154,439
Short-term Federal Home Loan Bank advances	32,825	—
Long-term Federal Home Loan Bank advances	22,100	23,600
Mortgagors’ escrow accounts	1,230	1,034
Accrued expenses and other liabilities	1,975	1,966
Total liabilities	234,091	181,039

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value per share: 50,000,000 shares authorized at December 31, 2013 and December 31, 2012; none outstanding	—	—
Common stock, $0.01 par value per share: 100,000,000 shares authorized, 1,831,518 shares issued at December 31, 2013 and 1,940,259 shares issued at December 31, 2012	18	19
Additional paid-in capital	19,212	20,669
Retained earnings	11,388	10,958
Accumulated other comprehensive (loss) income	(389)	183
Unearned compensation - ESOP (94,126 shares unallocated at December 31, 2013 and 101,367 shares unallocated at December 31, 2012)	(1,001)	(1,084)
Unearned compensation - Restricted stock (35,751 shares non-vested at December 31, 2013 and 30,281 shares non-vested at December 31, 2012)	(286)	(182)
Total stockholders’ equity	28,942	30,563

Total liabilities and stockholders’ equity	$263,033	$211,602

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2013 and 2012

	2013	2012
	(In thousands, except share data)

Interest and dividend income:
Loans, including fees	$9,245	$8,716
Securities	394	282
Short-term investments	6	47
Total interest and dividend income	9,645	9,045

Interest expense:
Deposits	586	876
Short-term Federal Home Loan Bank advances	45	—
Long-term Federal Home Loan Bank advances	541	811
Securities sold under agreements to repurchase	—	1
Total interest expense	1,172	1,688

Net interest and dividend income	8,473	7,357
Provision for loan losses	708	200
Net interest and dividend income, after provision for loan losses	7,765	7,157

Non-interest income:
Customer service fees	571	554
Mortgage banking income, net	892	1,312
Income from bank-owned life insurance	101	101
Net gain on sale of other real estate owned	18	19
Other	121	27
Total non-interest income	1,703	2,013

Non-interest expenses:
Salaries and employee benefits	4,769	4,336
Occupancy and equipment expenses	893	876
Data processing expenses	674	517
Professional fees	411	385
Advertising expenses	285	416
FDIC insurance	136	158
Other general and administrative expenses	1,145	975
Total non-interest expenses	8,313	7,663

Income before income taxes	1,155	1,507

Income tax provision	420	559

Net income	$735	$948

Weighted-average number of common shares outstanding:
Basic	1,803,781	1,877,225
Diluted	1,808,684	1,877,225

Net income per share:
Basic	$0.41	$0.51
Diluted	$0.41	$0.51

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2013 and 2012

	2013	2012
	(In thousands)

Net income	$735	$948

Net unrealized (loss) gain on securities available for sale	(889)	76
Income tax benefit (provision)	317	(27)
Other comprehensive (loss) income, net of tax	(572)	49

Comprehensive income	$163	$997

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2013 and 2012

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation-	Compensation-	Treasury
	Stock	Capital	Earnings	(Loss) Income	ESOP	Restricted Stock	Stock	Total
	(In thousands)

Balance at December 31, 2011	$278	$11,496	$10,010	$134	$(286)	$(167)	$(1,136)	$20,329

Net income	—	—	948	—	—	—	—	948
Other comprehensive income	—	—	—	49	—	—	—	49

Reorganization and related stock offering:
Exchange of common stock: 2,777,750 shares at $0.10 par value per share for 1,940,259 shares at $0.01 par value per share	(259)	259	—	—	—	—	—	—

Net proceeds from the issuance of common stock (1,100,000 shares)	—	9,930	—	—	—	—	—	9,930

Common stock acquired by ESOP (88,000 shares)	—	—	—	—	(880)	—	—	(880)

Merger of Georgetown Bancorp, MHC	—	5	—	—	—	—	—	5

Common stock held by ESOP allocated or committed to be allocated (7,240 shares)	—	(7)	—	—	82	—	—	75

Restricted stock granted in connection with equity incentive plan (12,606 shares)	—	109	—	—	—	(109)	—	—

Forfeiture of restricted stock (1,620 shares)	—	(13)	—	—	—	13	—	—
Reissuance of treasury stock (7,027 shares)	—	(83)	—	—	—	—	83	—
Purchase of treasury stock (986 shares)	—	—	—	—	—	—	(8)	(8)
Retirement of treasury stock	—	(1,061)	—	—	—	—	1,061	—
Share based compensation - options	—	35	—	—	—	—	—	35
Share based compensation - restricted stock	—	—	—	—	—	81	—	81
Excess tax provision from share-based compensation	—	(1)	—	—	—	—	—	(1)

Balance at December 31, 2012	19	20,669	10,958	183	(1,084)	(182)	—	30,563

Net income	—	—	735	—	—	—	—	735
Other comprehensive loss	—	—	—	(572)	—	—	—	(572)

Cash dividends paid ($0.16 per share)	—	—	(305)	—	—	—	—	(305)

Repurchased stock related to buyback program (123,039 shares)	(1)	(1,745)	—	—	—	—	—	(1,746)

Common stock held by ESOP allocated or committed to be allocated (7,241 shares)	—	18	—	—	83	—	—	101

Restricted stock granted in connection with equity incentive plan (22,000 shares)	—	281	—	—	—	(281)	—	—

Forfeiture of restricted stock (5,769 shares)	—	(59)	—	—	—	59	—	—
Purchased stock related to vested restricted stock (1,933 shares)	—	(25)	—	—	—	—	—	(25)
Share based compensation - options	—	53	—	—	—	—	—	53
Share based compensation - restricted stock	—	—	—	—	—	118	—	118
Excess tax benefit from share-based compensation	—	20	—	—	—	—	—	20

Balance at December 31, 2013	$18	$19,212	$11,388	$(389)	$(1,001)	$(286)	$—	$28,942

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013 and 2012

	2013	2012
	(In thousands)

Cash flows from operating activities:
Net income	$735	$948
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	708	200
Amortization of securities, net	119	21
Net change in deferred loan fees and costs	130	(423)
Depreciation and amortization expense	285	274
(Increase) decrease in accrued interest receivable	(112)	10
Income from bank-owned life insurance	(101)	(101)
Stock-based compensation expense	272	191
Excess tax (benefit) provision on share-based compensation	(20)	1
Gain on sale of loans	(478)	(740)
Loans originated for sale	(39,016)	(62,456)
Proceeds from sales of loans	41,099	61,359
Gain on sale of other real estate owned	(18)	(19)
Write down of other real estate owned	25	5
Decrease in prepaid FDIC insurance	215	147
Net change in other assets and liabilities	(561)	216
Net cash provided (used) by operating activities	3,282	(367)

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	2,712	2,181
Purchases	(13,820)	(6,140)
Maturities, prepayments and calls of securities held to maturity	547	732
Purchase of Federal Home Loan Bank stock	(278)	—
Redemption of Federal Home Loan Bank stock	232	250
Loan originations, net	(44,395)	(2,425)
Principal balance of loans purchased	—	(17,398)
Principal balance of portfolio loans sold	—	314
Proceeds from sale of other real estate owned	440	94
Purchase of premises and equipment	(201)	(145)
Net cash used by investing activities	(54,763)	(22,537)

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

Years Ended December 31, 2013 and 2012

	2013	2012
	(In thousands)

Cash flows from financing activities:
Net change in deposits	21,522	3,354
Net change in securities sold under agreements to repurchase	—	(573)
Net change in Federal Home Loan Bank advances with maturities of three months or less	32,825	—
Proceeds from Federal Home Loan Bank advances with maturities greater than three months	6,000	—
Repayments of Federal Home Loan Bank advances with maturities greater than three months	(7,500)	(1,521)
Net change in mortgagors’ escrow accounts	196	304
Repurchase of common stock	(1,771)	(8)
Cash dividends paid on common stock	(305)	—
Excess tax benefit (provision) on share-based compensation	20	(1)
Cash received from Georgetown Bancorp, MHC due to reorganization	—	5
Net proceeds from issuance of common stock	—	9,050
Net cash provided by financing activities	50,987	10,610

Net change in cash and cash equivalents	(494)	(12,294)

Cash and cash equivalents at beginning of period	6,789	19,083

Cash and cash equivalents at end of period	$6,295	$6,789

Supplementary information:
Interest paid on deposit accounts	$586	$881
Interest paid on borrowings	601	826
Income taxes paid	863	276
Loans transferred to other real estate owned	244	253

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

1.                            CORPORATE STRUCTURE

In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, Georgetown Bank (the “Bank”) (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized Georgetown Bancorp, Inc. (“Georgetown Federal”), as a federally-chartered corporation that owns 100% of the common stock of the Bank (in stock form); and (iii) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owned 56.7% of the Common Stock of Georgetown Federal as of June 30, 2012. On November 28, 2011, the Boards of Directors of Georgetown Federal, Georgetown Bancorp, MHC and the Bank each unanimously adopted a Plan of Conversion or Reorganization of the Mutual Holding Company pursuant to which Georgetown Bancorp, MHC undertook a “second-step” conversion and now ceases to exist. Georgetown Bancorp, MHC reorganized from a two-tier mutual holding company structure to a fully public stock holding company structure effective July 11, 2012 and, as a result, the Bank is now the wholly-owned subsidiary of Georgetown Bancorp, Inc. (the “Company”), a newly formed Maryland corporation.

As a result of the second-step conversion, all shares and per share amounts in the consolidated financial statements and notes to consolidated financial statements have been restated giving retroactive recognition to the second-step exchange ratio of 0.72014-to-one. Options and shares of restricted stock granted under the Company’s 2009 Equity Incentive Plan, as well as common shares held by the Bank’s Employee Stock Ownership Plan (“ESOP”) before the second-step conversion, were also exchanged using the exchange ratio of 0.72014-to-one.

2.                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. The Bank’s financial statements include its wholly-owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities.  All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of operations

The Company, through the Bank, provides a variety of financial services to individuals and small businesses in the eastern Massachusetts region and southern New Hampshire.  Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential and commercial mortgage loans.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment reporting

Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.  Management evaluates the Company’s performance and allocates resources based on a single segment concept.  Accordingly, there are no separately identified operating segments for which discrete financial information is available.  The Company does not derive revenues from, or have assets located in, foreign countries, nor does it derive revenues from any single customer that represents 10% or more of the Company’s total revenues.

Use of estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the realizability of deferred tax assets.

Fair value hierarchy

The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value, as follows:

Level 1 - Valuation is based on quoted prices in active markets for identical assets or liabilities.  Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market.

Level 2 - Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Reclassifications

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the 2013 presentation.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

Cash and cash equivalents include cash, amounts due from banks and short-term investments, all of which mature within 90 days, and are carried at cost.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and reflected at amortized cost.  Securities classified as “available for sale” are reflected at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income/loss, net of tax effects.

Purchase premiums and discounts are amortized to earnings by the interest method over the contractual lives of the securities. Gains and losses on sale of securities are recognized on the trade date and determined using the specific identification method.

Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

For debt securities, OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes.

Federal Home Loan Bank stock

As a member of the Federal Home Loan Bank of Boston (FHLB), the Bank is required to invest in $100 par value stock of the FHLB.  The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement, which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement.  The Membership Stock Investment Requirement is calculated as 0.35% of a member’s Stock Investment Base, subject to a minimum investment of $10,000 and a maximum investment of $25,000,000.  The Stock Investment Base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities.  The Activity-Based Stock Investment Requirement is calculated as 3.0% for overnight advances, 4.0% for FHLB advances with original terms to maturity of two days to three months and 4.5% for other advances plus a percentage of advance commitments, 0.5% of standby letters of credit issued by the FHLB and 4.5% of the value of intermediated derivative contracts.  Management evaluates the Bank’s investment in FHLB stock for OTTI at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Federal Home Loan Bank stock (concluded)

Based on its most recent analysis of the FHLB as of December 31, 2013, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

Loans held for sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  Fair value is based on committed secondary market prices

Loans

The loan portfolio consists of mortgage, business and consumer loans to the Bank’s customers, principally in the eastern Massachusetts region and southern New Hampshire.  The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are generally reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.  Loan origination costs, net of origination fees, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on loans, including impaired loans, is generally recognized on a simple interest basis and is generally discontinued at the time the loan is 90 days past due, unless the credit is well secured and in process of collection.  Past due status is based on the contractual terms of the loans.  Loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

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

The Bank periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”).  All TDRs are initially classified as impaired.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (concluded)

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

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

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

Other real estate owned and in-substance foreclosures

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with Accounting Standards Codification (“ASC”) 310-40, “Receivables — Troubled Debt Restructuring by Creditors.”  These properties are carried at the lower of cost or estimated fair value less estimated costs to sell.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other real estate owned and in-substance foreclosures (concluded)

Any write down from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses.  Expenses incurred in connection with maintaining these assets and subsequent write downs are included in other general and administrative expense. Gains or losses recognized upon sale are included in non-interest income.

In accordance with ASC 310-10-35, “Receivables - Overall - Subsequent Measurements,” the Bank classifies loans as in-substance repossessed or foreclosed if the Bank receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place.

Loan Servicing

The Bank services mortgage loans for others.  Mortgage servicing assets are recognized at fair value, as separate assets when rights are acquired through purchase or through sale of financial assets.  Initial fair value is determined using prices for similar assets with similar characteristics. Capitalized servicing rights are reported in other assets and are amortized into loan servicing fee income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Impairment is determined by stratifying rights by predominant risk characteristics, such as interest rates and terms.  Fair value is based on a quarterly, third-party valuation model that calculates the present value of estimated future net servicing income.  Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.  Changes in the valuation allowance are reported in loan servicing fee income.

Derivative financial instruments

Derivative financial instruments are recognized as assets and liabilities on the consolidated balance sheets and measured at fair value.

Derivative Loan Commitments

Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  Loan commitments that are derivatives are recognized at fair value on the consolidated balance

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative financial instruments (concluded)

sheets in other assets and other liabilities with changes in their fair values recorded in mortgage banking income. Fair value is determined using secondary market pricing, including expected normal servicing rights. In estimating fair value, the Bank assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Bank utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the value of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments.  Generally, the Bank’s best efforts contracts meet the definition of derivative instruments when the loans to the underlying borrowers close and are accounted for as derivative instruments at that time.  Accordingly, forward loan sale commitments are recognized at fair value on the consolidated balance sheets in other assets and other liabilities with changes in their fair values recorded in mortgage banking income.

The Bank estimates the fair value of its forward loan sales commitments using a methodology similar to that used for derivative loan commitments.

Premises and equipment

Land is carried at cost.  Buildings, leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter.  Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

Bank-owned life insurance

Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in cash surrender value are reflected in non-interest income on the consolidated statements of income.

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company does not have any uncertain tax positions at December 31, 2013 which require accrual or disclosure.

Income tax benefits related to stock compensation in excess of grant date fair value less any proceeds on exercise are recognized as an increase to additional paid-in capital upon vesting or exercising and delivery of the stock. Any income tax effects related to stock compensation that are less than grant date fair value less any proceeds on exercise would be recognized as a reduction of additional paid in capital to the extent of previously recognized income tax benefits and then through income tax expense for the remaining amount.

Advertising costs

Advertising costs are expensed when incurred.

Employee Stock Ownership Plan

Compensation expense for the ESOP is recorded at an amount equal to the shares committed to be allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Bank recognizes compensation expense ratably over the year based upon the Bank’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheets. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

Share-based Compensation Plan

The Company measures and recognizes compensation cost relating to share-based payment transactions based on the grant-date fair value of the equity instruments issued.  Share-based compensation is recognized over the period the employee is required to provide services for the award.  The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per share

Basic earnings per share represents net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  If rights to dividends on unvested options/awards are non-forfeitable, these unvested awards/options are considered outstanding in the computation of basic earnings per share.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method.

Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2013	2012

Net income available to common stockholders	$735,000	$948,000

Basic common shares:
Weighted average shares outstanding	1,865,874	1,909,139
Less: Weighted average unallocated ESOP shares	(98,016)	(61,565)
Add: Weighted average unvested restricted stock shares with non-forfeitable dividend rights	35,923	29,651
Basic weighted average common shares outstanding	1,803,781	1,877,225

Dilutive potential common shares	4,903	—

Diluted weighted average common shares outstanding	1,808,684	1,877,225

Basic earnings per share	$0.41	$0.51

Diluted earnings per share	$0.41	$0.51

Options to purchase 33,774 shares, representing outstanding options that were granted in 2010, 2011 and 2012, were included in the computation of diluted earnings per share for the year ended December 31, 2013. Options to purchase 19,150 shares that were granted in 2013 were not included in the computation of diluted earnings per share for the year ended December 31, 2013, because to do so would have been antidilutive. Options to purchase 40,681 shares, representing all outstanding options, were included in the computation of diluted earnings per share for the year ended December 31, 2012. However, the result of the computation for the year ended December 31, 2012 was that there were no dilutive potential common shares.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in operating results.  Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

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

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.”  The amendments in this update clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  The amendments in this update are effective for fiscal years, and interim periods within those years beginning on or after December 15, 2012.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments in this update do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The amendments are effective prospectively for reporting periods beginning after December 15, 2012.  Early adoption is permitted.  The

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405):  Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.”  The objective of the amendments in this ASU is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP).  Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013; and should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU scope that exist at the beginning of an entity’s fiscal year of adoption.  The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205):  Liquidation Basis of Accounting.”  The amendments in this ASU are being issued to clarify when an entity should apply the liquidation basis of accounting.  The guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting.  Additionally, the amendments require disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process.  The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein.  Entities should apply the requirements prospectively from the day that liquidation becomes imminent.  Early adoption is permitted.  The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815) — Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) (“OIS”) as a Benchmark Interest Rate for Hedge Accounting Purposes.”  The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury Obligations of the U.S. government (“UST”) and the London Interbank Offered Rate (“LIBOR”).  The amendments also remove the restriction on using different benchmark rates for similar hedges.  The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815.  The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The adoption of

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

this guidance did not have an impact on the Company’s consolidated financial statements.

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

In January 2014, the FASB issued ASU 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323):  Accounting for Investments in Qualified Affordable Housing Projects.”  The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes as follows:

1.              For reporting entities that meet the conditions for and that elect to use the proportional amortization method to account for investments in qualified affordable housing projects, all amendments in this ASU apply.

2.              For reporting entities that do not meet the conditions for or that do not elect the proportional amortization method, only the amendments in this ASU that are related to disclosures apply.

The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323.  The amendments in this ASU should be applied retrospectively to all periods presented.  A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (concluded)

of adoption may continue to apply the effective yield method for those preexisting investments.  The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted.  The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.”  The objective of the amendments in this ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  For entities other than public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015.  An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method.  The Company is reviewing this ASU to determine if there will be a material impact on the Company’s consolidated financial statements.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.         RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2013 and 2012, these reserve balances amounted to $1,319,000 and $998,000, respectively.

4.         SHORT-TERM INVESTMENTS

A summary of short-term investments, included in cash and cash equivalents, is as follows:

	At December 31,
	2013	2012
	(In thousands)

FHLB Ideal Way	$1,543	$201
Federal Reserve	1,439	3,677
Federal funds sold	23	683

	$3,005	$4,561

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.         SECURITIES

A summary of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At December 31, 2013

Securities available for sale

State and municipal	$2,505	$4	$(115)	$2,394

Residential mortgage-backed securities	$16,381	$67	$(561)	$15,887

Total securities available for sale	$18,886	$71	$(676)	$18,281

Securities held to maturity

Residential mortgage-backed securities	$1,050	$86	$—	$1,136

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At December 31, 2012

Securities available for sale

Residential mortgage-backed securities	$7,900	$284	$—	$8,184

Securities held to maturity

Residential mortgage-backed securities	$1,594	$137	$—	$1,731

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES (continued)

All residential mortgage-backed securities have been issued by government-sponsored enterprises and government agencies.

The scheduled maturities of debt securities at December 31, 2013 are as follows.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Over ten years	$2,505	$2,394	$—	$—

Residential mortgage-backed securities	16,381	15,887	1,050	1,136

	$18,886	$18,281	$1,050	$1,136

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities for the years ended December 31, 2013 and 2012.  Certain securities are pledged as collateral for FHLB advances.  Refer to Note 9 — Federal Home Loan Bank Advances for further information.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES (concluded)

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less Than Twelve Months		Twelve Months Or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
At December 31, 2013

Securities available for sale

State and municipal	$(115)	$1,827	$—	$—

Residential mortgage-backed securities	(561)	13,389	—	—

Total temporarily impaired securities	$(676)	$15,216	$—	$—

As of December 31, 2012, there were no unrealized losses on investment securities.

The unrealized losses in the above table were primarily caused by changes in interest rates and not by credit quality.  Many of the investments are guaranteed by the U.S. Government or its agencies and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell the securities, no declines are deemed to be other than temporary.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.         LOANS AND SERVICING

Loans

A summary of loans is as follows:

	December 31,
	2013	2012
	(In thousands)
Residential loans:
One- to four-family	$92,450	$95,546
Home equity loans and lines of credit	15,399	15,560
Total residential mortgage loans	107,849	111,106

Commercial loans:
One- to four-family investment property	11,089	11,355
Multi-family real estate	14,462	5,346
Commercial real estate	54,272	32,730
Commercial business	16,681	8,653
Total commercial loans	96,504	58,084

Construction loans:
One- to four-family	9,848	7,379
Multi-family	7,304	3,665
Non-residential	3,955	1,161
Total construction loans	21,107	12,205

Consumer	408	414

Total loans	225,868	181,809

Other items:
Net deferred loan costs	440	570
Allowance for loan losses	(2,396)	(1,780)

Total loans, net	$223,912	$180,599

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND SERVICING (continued)

Loans (continued)

Information pertaining to the allowance for loan losses at and for the year ended December 31, 2013 is as follows:

	Residential		Commercial				Construction
	One- to four- family	Home equity loans and lines of credit	One- to four- family investment property	Multi-family real estate	Commercial real estate	Commercial business	One- to four- family	Multi-family	Non- residential	Consumer	Unallocated	Total
	(In thousands)

Allowance for loan losses

Beginning Balance	$378	$254	$62	$40	$668	$159	$149	$34	$25	$11	$—	$1,780
Charge-offs	(130)	—	—	—	—	—	—	—	—	(9)	—	(139)
Recoveries	43	—	—	—	—	—	—	—	—	4	—	47
(Benefit) provision	(7)	20	(1)	68	388	132	(16)	32	38	9	45	708
Ending Balance	$284	$274	$61	$108	$1,056	$291	$133	$66	$63	$15	$45	$2,396

Ending balance:
individually evaluated for impairment	$7	$49	$—	$—	$277	$—	$—	$—	$—	$—	$—	$333

Ending balance:
collectively evaluated for impairment	$277	$225	$61	$108	$779	$291	$133	$66	$63	$15	$45	$2,063

Loans

Ending Balance	$92,450	$15,399	$11,089	$14,462	$54,272	$16,681	$9,848	$7,304	$3,955	$408	$—	$225,868

Ending balance:
individually evaluated for impairment	$321	$428	$—	$—	$2,406	$—	$—	$—	$—	$—	$—	$3,155

Ending balance:
collectively evaluated for impairment	$92,129	$14,971	$11,089	$14,462	$51,866	$16,681	$9,848	$7,304	$3,955	$408	$—	$222,713

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND SERVICING (continued)

Loans (continued)

Information pertaining to the allowance for loan losses at and for the year ended December 31, 2012 is as follows:

	Residential		Commercial				Construction
			One- to four-
		Home equity	family
	One- to four-	loans and lines	investment	Multi-family	Commercial	Commercial	One- to four-		Non-
	family	of credit	property	real estate	real estate	business	family	Multi-family	residential	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses

Beginning Balance	$346	$341	$59	$98	$400	$234	$228	$98	$11	$9	$—	$1,824
Charge-offs	(144)	—	—	—	—	(13)	(191)	—	—	(38)	—	(386)
Recoveries	137	—	—	—	—	—	—	—	—	5	—	142
Provision (benefit)	39	(87)	3	(58)	268	(62)	112	(64)	14	35	—	200
Ending Balance	$378	$254	$62	$40	$668	$159	$149	$34	$25	$11	$—	$1,780

Ending balance:
individually evaluated for impairment	$93	$13	$—	$—	$214	$—	$—	$—	$—	$—	$—	$320

Ending balance:
collectively evaluated for impairment	$285	$241	$62	$40	$454	$159	$149	$34	$25	$11	$—	$1,460

Loans

Ending Balance	$95,546	$15,560	$11,355	$5,346	$32,730	$8,653	$7,379	$3,665	$1,161	$414	$—	$181,809

Ending balance:
individually evaluated for impairment	$658	$45	$—	$—	$2,412	$—	$—	$—	$—	$—	$—	$3,115

Ending balance:
collectively evaluated for impairment	$94,888	$15,515	$11,355	$5,346	$30,318	$8,653	$7,379	$3,665	$1,161	$414	$—	$178,694

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND SERVICING (continued)

Loans (continued)

The following is a summary of past-due and non-accrual loans at December 31, 2013:

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
Residential loans:
One- to four-family	$—	$245	$—	$245	$92,205	$92,450	$—	$—
Home equity loans and lines of credit	15	—	399	414	14,985	15,399	—	399

Commercial loans:
One- to four-family investment property	—	—	—	—	11,089	11,089	—	—
Multi-family real estate	—	—	—	—	14,462	14,462	—	—
Commercial real estate	—	267	—	267	54,005	54,272	—	—
Commercial business	—	—	—	—	16,681	16,681	—	—

Construction loans:
One- to four-family	—	—	—	—	9,848	9,848	—	—
Multi-family	—	—	—	—	7,304	7,304	—	—
Non-residential	—	—	—	—	3,955	3,955	—	—

Consumer	1	—	—	1	407	408	—	—
Total	$16	$512	$399	$927	$224,941	$225,868	$—	$399

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND SERVICING (continued)

Loans (continued)

The following is a summary of past-due and non-accrual loans at December 31, 2012:

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

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND SERVICING (continued)

Loans (continued)

The following is an analysis of impaired loans at December 31, 2013:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
(In thousands)
Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$—	$—	$—	$—	$—
Home equity loans and lines of credit	29	29	—	31	1
Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	301	301	—	304	18
Commercial business	—	—	—	—	—
Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total impaired with no related allowance	$330	$330	$—	$335	$19

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$321	$321	$7	$379	$13
Home equity loans and lines of credit	399	399	49	377	2
Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	2,105	2,208	277	2,105	104
Commercial business	—	—	—	—	—
Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total with an allowance recorded	$2,825	$2,928	$333	$2,861	$119

No additional funds are committed to be advanced in connection with impaired loans.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND SERVICING (continued)

Loans (continued)

The following is an analysis of impaired loans at December 31, 2012:

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

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND SERVICING (continued)

Loans (continued)

The following table presents those loans that have been modified and classified as troubled debt restructures:

	Years Ended December 31,
	2013			2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(Dollars in thousands)
Residential loans:
One- to four-family	1	$290	$322	—	$—	$—
Home equity loans and lines of credit	—	—	—	1	—	34

Commercial loans:
One- to four-family investment property	—	—	—	—	—	—
Multi-family real estate	—	—	—	—	—	—
Commercial real estate	—	—	—	1	2,105	2,105
Commercial business	—	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	1	732	767
Multi-family	—	—	—	—	—	—
Non-residential	—	—	—	—	—	—

Consumer	—	—	—	—	—	—

Total troubled debt restructurings	1	$290	$322	3	$2,837	$2,906

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND SERVICING (continued)

Loans (continued)

The one loan modification classified as a TDR made during the year ended December 31, 2013 did not result in a material impact to the allowance for loan losses account.  The modification consolidated an adjustable rate one- to four-family residential loan and a fixed equity loan into a single fixed-rate one- to four-family residential loan.  In addition to the consolidation of the loans, $32,000 was advanced to the borrower.  There is no commitment to lend additional funds to the borrower whose loan was modified in a TDR as of December 31, 2013.

At December 31, 2013 the TDR entered into during the year ended December 31, 2013 was not in default of its modified terms.

The three loan modifications made during year ended December 31, 2012 did not result in a material impact to the allowance for loan losses account.  The home equity loan was issued to facilitate the borrower’s ability to refinance their first mortgage held by the Bank at another financial institution.  The refinancing of the first mortgage resulted in the Bank recording a loan loss recovery of $133,000. The modified terms of the commercial real estate loan included the capitalization of past due interest and fees, a rate reduction, and an interest only payment period of one year.  In addition, the modification was conditioned upon engaging a third-party property management firm to manage the property.  The modified terms for the one- to four-family construction loan included an extension of the maturity date, as well as $35,000 in additional funds in order to complete the project and allow time for the sale of the property. This loan subsequently paid in full during the year according to its modified terms. There are no commitments to lend additional funds to those borrowers whose loans were modified in a TDR as of December 31, 2012.

At December 31, 2012 there were no TDRs entered into during the year ended December 31, 2012 that are in default of their modified terms.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND SERVICING (continued)

Loans (concluded)

The following tables present the Bank’s loans by risk rating:

	Residential		Commercial				Construction
			One- to four-
		Home equity	family
	One- to four-	loans and lines	investment	Multi-family	Commercial	Commercial	One- to four-		Non-
	family	of credit	property	real estate	real estate	business	family	Multi-family	residential	Consumer	Total
	(In thousands)
At December 31, 2013

Classification:
Not formally rated	$92,129	$15,000	$—	$—	$—	$—	$—	$—	$—	$408	$107,537
Pass	—	—	11,089	14,462	51,900	16,681	9,848	7,304	3,955	—	115,239
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	321	399	—	—	2,372	—	—	—	—	—	3,092
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$92,450	$15,399	$11,089	$14,462	$54,272	$16,681	$9,848	$7,304	$3,955	$408	$225,868

At December 31, 2012

Classification:
Not formally rated	$94,888	$15,116	$—	$—	$—	$—	$—	$—	$—	$414	$110,418
Pass	—	—	11,355	5,346	29,147	8,486	7,379	3,665	1,161	—	66,539
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	658	444	—	—	3,583	167	—	—	—	—	4,852
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$95,546	$15,560	$11,355	$5,346	$32,730	$8,653	$7,379	$3,665	$1,161	$414	$181,809

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND SERVICING (continued)

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

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND SERVICING (concluded)

Loans serviced for others and mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $117,673,000 and $96,842,000 at December 31, 2013 and 2012, respectively.

The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of mortgage servicing rights was $1,361,000 and $1,099,000 at December 31, 2013 and 2012, respectively, and was determined using the moving average 10-year U.S. Treasury rate plus 5.0%, adjusted to reflect the current credit spreads and conditions in the market, as a discount rate. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association, an independent third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the independent third party valuation specialist.

The following summarizes mortgage servicing rights capitalized and amortized:

	Years Ended
	December 31,
	2013	2012
	(In thousands)

Mortgage servicing rights:
Balance at beginning of period	$910	$475
Additions	512	697
Amortization	(338)	(262)
Balance at end of period	1,084	910

Valuation allowance:
Balance at beginning of period	20	17
Additions	58	60
Recoveries	(52)	(57)
Balance at end of period	26	20

Mortgage servicing assets, net	$1,058	$890

Fair value of mortgage servicing assets	$1,361	$1,099

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.                            PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows:

	At December 31,		Estimated
	2013	2012	Useful Lives
	(In thousands)
Premises:
Land	$278	$278
Buildings and improvements	4,931	4,868	5 - 40 years
Equipment	2,359	2,282	3 - 7 years
	7,568	7,428

Less accumulated depreciation and amortization	(3,899)	(3,675)

Premises and equipment, net	$3,669	$3,753

Depreciation and amortization expense for the years ended December 31, 2013 and 2012 amounted to $285,000 and $274,000, respectively.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.                            DEPOSITS

A summary of deposit balances is as follows:

	At December 31,
	2013	2012
	(In thousands)

Demand	$24,528	$19,462
On us accounts	934	1,315
NOW	28,927	29,307
Money market deposits	43,062	48,720
Regular and other savings	14,755	11,856
Total non-certificate accounts	112,206	110,660

Term certificates less than $100,000	19,374	20,437
Term certificates of $100,000 or more	44,381	23,342
Total certificate accounts	63,755	43,779

Total deposits	$175,961	$154,439

A summary of term certificate accounts by maturity is as follows:

	At December 31,
	2013		2012
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Within one year	$27,082	0.73%	$24,946	0.85%
Greater than one year to two years	17,125	0.94	8,477	1.45
Greater than two years to three years	12,901	1.39	4,008	1.58
Greater than three years to four years	3,869	1.86	3,087	2.19
Greater than four years to five years	2,778	1.53	3,261	1.93

Total certificate accounts	$63,755	1.02%	$43,779	1.21%

There were $596,000 and $696,000 of brokered certificate accounts at December 31, 2013 and 2012, respectively.  There were $26,700,000 of certificate accounts obtained through a listing service at December 31, 2013.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.                            FEDERAL HOME LOAN BANK ADVANCES

All FHLB of Boston advances are secured by a blanket security agreement on qualified collateral, consisting principally of first mortgage loans on owner-occupied residential property in the amount of $83,843,000 and $83,623,000 at December 31, 2013 and 2012, respectively; and mortgage-backed securities with a fair value of $17,012,000 and $9,900,000 at December 31, 2013 and 2012, respectively.

Short-term FHLB advances

Short-term FHLB advances consist of advances maturing within one year at a weighted average rate of 0.18% at December 31, 2013.  There were no short-term advances at December 31, 2012.

The Bank also has a $2,000,000 line-of-credit with the FHLB.  There were no amounts outstanding at December 31, 2013 and 2012.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FEDERAL HOME LOAN BANK ADVANCES (concluded)

Long-term FHLB advances

Long-term, fixed-rate FHLB advances and maturities are as follows:

	At December 31,
	2013		2012
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Within one year (1)	$3,000	2.50%	$7,500	3.33%
Greater than one year to two years	2,500	1.66	3,000	2.50
Greater than two years to three years	5,500	1.88	1,500	2.34
Greater than three years to four years	4,500	2.70	3,500	2.42
Greater than four years to five years	6,600	2.60	4,500	2.70
After five years (2)	—	—	3,600	3.65

Total long-term FHLB advances	$22,100	2.32%	$23,600	2.95%

(1)         At December 31, 2012, includes a $1,500,000 advance callable by the FHLB prior to maturity on September 9, 2013 with a rate of 2.89%.

(2)         At December 31, 2012, includes a $1,500,000 advance callable by the FHLB prior to maturity on July 17, 2018 with a rate of 3.75%.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.       INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended
	December 31,
	2013	2012
	(In thousands)

Current tax provision:
Federal	$580	$258
State	144	55
	724	313
Deferred tax (benefit) provision:
Federal	(236)	190
State	(68)	56
	(304)	246

Total tax provision	$420	$559

The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended
	December 31,
	2013	2012

Statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	4.3	4.9
Bank-owned life insurance	(3.0)	(2.3)
Stock compensation plans	1.5	0.3
Interest income from municipal securities	(1.0)	—
Other, net	0.5	0.2

Effective tax rates	36.3%	37.1%

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (continued)

The components of the net deferred tax asset included in other assets are as follows:

	At December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Federal	$1,374	$1,015
State	391	295
	1,765	1,310
Deferred tax liabilities:
Federal	(674)	(826)
State	(189)	(203)
	(863)	(1,029)

Net deferred tax asset	$902	$281

The tax effects of each item that gives rise to deferred taxes are as follows:

	At December 31,
	2013	2012
	(In thousands)

Deferred compensation	$510	$468
Net unrealized loss (gain) on securities available for sale	216	(101)
Depreciation and amortization	(324)	(343)
Allowance for loan losses	959	713
Mortgage servicing rights	(423)	(356)
Other, net	(36)	(100)

Net deferred tax asset	$902	$281

A summary of the change in the net deferred tax asset is as follows:

	Years Ended
	December 31,
	2013	2012
	(In thousands)

Balance at beginning of period	$281	$554
Deferred tax benefit (provision)	304	(246)
Deferred tax effects of net unrealized loss (gain) on securities available for sale	317	(27)

Balance at end of period	$902	$281

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (concluded)

The federal income tax reserve for loan losses at the Company’s base year is $723,000.  If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the fiscal year in which it is used.  As the Company intends to use the reserve solely to absorb loan losses, a deferred tax liability of $289,000 has not been provided.

Uncertain tax positions

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  As of December 31, 2013 and 2012 there were no material uncertain tax positions related to federal and state income tax matters.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended June 30, 2010 through December 31, 2013.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.       MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of December 31, 2013 and 2012, quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to total assets (as defined).  Management believes, as of December 31, 2013 and 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2013, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2013

Total Capital to Risk Weighted Assets	$27,850	14.3%	$15,582	8.0%	$19,477	10.0%

Tier 1 Capital to Risk Weighted Assets	25,454	13.1	7,791	4.0	11,686	6.0

Tier 1 Capital to Total Assets	25,454	9.7	10,540	4.0	13,174	5.0

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (concluded)

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2012

Total Capital to Risk Weighted Assets	$26,153	17.9%	$11,694	8.0%	$14,617	10.0%

Tier 1 Capital to Risk Weighted Assets	24,373	16.7	5,847	4.0	8,770	6.0

Tier 1 Capital to Average Assets	24,373	11.5	8,457	4.0	10,571	5.0

Other capital restrictions

Federal banking regulations place certain restrictions on dividends paid, stock repurchases and other transactions charged to the capital accounts of the Company and the Bank. Capital distributions in the form of dividends paid to the Bank’s stockholder for any one year may not exceed the Bank’s net income for the year to date plus the Bank’s retained net income for the preceding two years.  In addition, dividends paid would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. The Bank and the Company may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount. Refer to Note 17 — Liquidation Account Related to Reorganization for further information.

12.       EMPLOYEE BENEFIT PLANS

401(k) plan

The Bank provides a savings and retirement plan for employees, which qualifies under Section 401(k) of the Internal Revenue Code.  All employees who have attained age 21 and have completed one year of employment during which they worked at least 1,000 hours are eligible to participate.  The plan provides for voluntary contributions by participating employees ranging from 1% to 75% of their compensation, subject to certain limitations.  In addition, the Bank will make a matching contribution, equal to 50% of the employee’s contribution.  The Bank’s matching contribution will not exceed 3% of an employee’s salary.  In addition, the Bank may make a discretionary contribution not to exceed 3% of an employee’s salary.  For the years ended December 31, 2013 and 2012, expense attributable to the plan amounted to $145,000 and $146,000, respectively.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (continued)

Incentive plan

The Bank has an Incentive Plan whereby all employees are eligible to receive a payment if the Bank meets or exceeds certain base standards of performance for its fiscal year.  The structure of the Incentive Plan is to be reviewed on an annual basis by the Board of Directors.  Incentive compensation expense for the years ended December 31, 2013 and 2012 amounted to $174,000 and $182,000, respectively.

Executive supplemental retirement agreements

The Bank has entered into supplemental retirement agreements with certain executive officers, which provide for the payment of specified benefits upon retirement or early termination, as defined in the agreements. For the years ended December 31, 2013 and 2012, total expense applicable to these agreements amounted to $104,000 and $97,000, respectively.

Employee Stock Ownership Plan

The Bank established an ESOP for the benefit of each employee who has reached the age of 21 and has completed at least one year of employment with the Bank.  Benefits may be paid in shares of common stock or in cash, subject to the employees’ right to demand shares.

The ESOP has a loan agreement with the Company whereby $1,237,000 was borrowed for the purpose of purchasing shares of the Company’s common stock.  At December 31, 2013, the loan has 13 remaining annual principal and interest payments of $104,000, all of which are due on the last business day of the respective year.  The loan documents provide that the loan may be repaid over a shorter period, without penalty for prepayments.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (continued)

Employee Stock Ownership Plan (concluded)

The remaining principal balance on the ESOP debt at December 31, 2013, is payable as follows:

Years Ending
December 31,	Amount
(In thousands)

2014	$68
2015	71
2016	73
2017	75
2018	78
Thereafter	721

$1,086

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loan is paid.  Total compensation expenses applicable to the ESOP amounted to $101,000 and $75,000 for the years ended December 31, 2013 and 2012, respectively.

Shares held by the ESOP are as follows:

	At December 31,
	2013	2012

Allocated	58,646	51,406
Committed to be allocated	7,241	7,240
Unallocated	94,126	101,367
Paid out to participants	(16,515)	(9,268)

Total shares held by ESOP	143,498	150,745

Any cash dividends received on allocated shares would be used to purchase additional shares and then allocated to participants and cash dividends received on shares held in suspense would be used to reduce the Bank’s annual contribution to the ESOP.  The fair value of unallocated ESOP shares at December 31, 2013 and 2012 is $1,497,000 and $1,110,000, respectively.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (continued)

Share-based compensation plan

In accordance with the Company’s 2009 Equity Incentive Plan, the Company awarded 22,000 stock options and 22,000 shares of restricted stock to eligible participants on February 22, 2013.  The 2009 Plan provides for total awards of 180,035 shares of the Company’s common stock pursuant to grants of restricted stock awards, incentive stock options, non-qualified stock options and stock appreciation rights; provided, however, that shares of stock used to fund stock options greater than 98,000 shares must be obtained through stock repurchases and shares of stock used to fund restricted stock awards greater than 39,200 shares must be obtained through stock repurchases.

The exercise price of each option will be equal to or greater than the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years.  Vesting periods for options and restricted stock granted to directors and officers are three years and five years, respectively, from the date of grant.

The fair value of the stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2013	2012

Expected dividends	1.25%	—%
Expected term	6.4 years	6.4 years
Expected volatility	39.99%	39.00%
Risk-free interest rate	1.37%	1.40%

The expected volatility is based on historical volatility.  The risk-free interest rates for periods consistent with the expected term of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected term is determined using the average of the mathematical mean of the vesting period and the full term of the option rather than estimating based on historical experience. The dividend yield assumption is based on the Company’s history, expectation of future dividend payouts and market value at the date of grant.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (continued)

Share-based compensation plan (continued)

The following tables present the activity for the 2009 Plan as of and for the years ended December 31, 2013 and 2012:

	Stock Options
	2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	40,681	$9.49	29,884	$9.45
Granted	22,000	$14.00	12,597	$9.58
Cancelled	(3,988)	$9.85	—	$—
Forfeited	(5,769)	$11.45	(1,800)	$9.44

Outstanding at end of year	52,924	$11.12	40,681	$9.49

Exercisable at end of year	17,176		10,406

Weighted average fair value of options granted during the year	$5.31		$3.98

Options Outstanding			Options Exercisable
Number	Weighted-Average	Weighted	Number	Weighted
Outstanding	Remaining	Average	Exercisable	Average
as of 12/31/2013	Contractual Life	Exercise Price	as of 12/31/2013	Exercise Price

10,712	6.15 Years	$9.33	8,406	$9.33
12,166	7.15 Years	$9.55	6,135	$9.55
10,896	8.15 Years	$9.58	2,635	$9.58
19,150	9.15 Years	$14.00	—	$—
52,924	7.88 Years	$11.12	17,176	$9.45

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (concluded)

Share-based compensation plan (concluded)

	Non-vested
	Restricted Stock
	2013		2012
	Number of Shares	Weighted Average Grant Date Value	Number of Shares	Weighted Average Grant Date Value

Outstanding at beginning of year	30,281	$8.49	26,322	$8.29
Granted	22,000	$12.76	12,606	$8.68
Vested	(10,761)	$8.48	(7,027)	$8.16
Forfeited	(5,769)	$10.31	(1,620)	$8.22

Outstanding at end of year	35,751	$10.83	30,281	$8.49

As of December 31, 2013, unrecognized share-based compensation expense related to non-vested options amounted to $119,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $286,000.  Both amounts are expected to be recognized over a weighted average period of 3.4 and 3.3 years, respectively.

For the year ended December 31, 2013, the Company recognized compensation expense for stock options of $53,000 with a related tax benefit of $9,000.  For the year ended December 31, 2013, the Company recognized compensation expense for restricted stock awards of $118,000, with a related tax benefit of $47,000. For the year ended December 31, 2012, the Company recognized compensation expense for stock options of $35,000 with a related tax benefit of $7,000.  For the year ended December 31, 2012, the Company recognized compensation expense for restricted stock awards of $81,000, with a related tax benefit of $32,000.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.                     COMMITMENTS AND CONTINGENCIES

Loan commitments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets.  The Bank’s exposure to credit loss is represented by the contractual amount of the instruments.  The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments.  Financial instruments whose contract amounts represent credit risk consist of the following:

	At December 31,
	2013	2012
	(In thousands)

Commitments to grant loans	$4,083	$20,120
Unadvanced funds on home equity lines of credit	9,438	9,242
Unadvanced funds on commercial lines of credit	9,001	5,110
Unadvanced funds on construction loans	16,153	8,337
Unadvanced funds on other unsecured personal lines of credit	452	449
Unadvanced funds on commercial real estate loans	1,900	1,137
Standby letters of credit	31	25

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COMMITMENTS AND CONTINGENCIES (continued)

Loan commitments (concluded)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for all lines of credit may expire without being drawn upon, therefore, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  Substantially all of these financial instruments, except for unadvanced lines of credit on unsecured personal loans and commercial lines of credit, are secured by real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The maximum potential amount of the Bank’s obligation for standby letters of credit was $31,000 and $25,000 as of December 31, 2013 and 2012, respectively.  The Bank’s outstanding letters of credit generally have a term of less than one year.  If a letter of credit is drawn upon, the Bank may seek recourse through the customer’s underlying line of credit.  If the customer’s line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

Lease commitments

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2013, pertaining to branch facilities, future minimum rental payments are as follows:

Years Ending
December 31,	Payments
(In thousands)

2014	$209
2015	205
2016	88
2017	88
2018	87
Thereafter	1,336

Total future minimum rental payments	$2,013

Two of the leases contain an option to extend, one for ten additional years and a second for two additional five year terms.  The cost of such rentals is not included above.

Rental expense, including cancelable leases, amounted to $193,000 and $189,000 for the years ended December 31, 2013 and 2012, respectively.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COMMITMENTS AND CONTINGENCIES (concluded)

Employment agreements

The Bank and Company have entered into employment agreements with its Chief Executive Officer and Chief Financial Officer, with initial terms of thirty-six months, that generally provide for a specified minimum annual compensation and the continuation of benefits currently received upon certain termination events, including a change in control, as defined in the agreements.  The employment agreements may be terminated for cause, as defined, without incurring any continuing obligations.  The Company employment agreements do not provide duplicative benefits, but rather, reinforce the obligation of the Bank by providing for the payments required under the employment agreements to the extent that such payments are not or cannot be made by the Bank. The agreements with the Company do not have an automatic reduction in benefits in the event of an excess parachute payment, but such agreements also do not provide for a tax “gross up.” In addition, certain regulatory requirements that are only required to be included in employment agreements between the executives and the Bank are not included in the employment agreements with the Company.

The Bank has also entered into change in control agreements with three officers of the Bank with an initial term of twelve months, which provides for a lump sum severance payment, subject to certain conditions.  These agreements are automatically renewed annually unless a notice of non-renewal is issued upon recommendation from the Board of Directors.

Other contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial position.

14.                     LOANS TO RELATED PARTIES

In the ordinary course of business, the Bank grants loans to its Executive Officers and Directors and their affiliates.  Total loans to such persons and their affiliates amounted to $4,773,000 as of December 31, 2013.  During the year ended December 31, 2013, principal payments totaled $865,000 and principal advances amounted to $1,160,000.

15.                     DERIVATIVE FINANCIAL INSTRUMENTS

Mortgage loan commitments

The Bank enters into commitments to originate mortgage loans for sale and uses forward commitments to sell such loans, both of which represent derivative instruments. These instruments involve both credit and market risk.

Commitments to originate loans require the Bank to originate a loan at an interest rate that may or may not be fixed upon completion of various underwriting requirements. At December 31, 2013, the Bank

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DERIVATIVE FINANCIAL INSTRUMENTS (concluded)

Mortgage loan commitments (concluded)

had $751,000 in outstanding commitments to grant mortgage loans that are intended to be sold; the fair value of the derivative which was not material. At December 31, 2012, the Bank had $8,171,000 in outstanding commitments to grant mortgage loans that are intended to be sold; the fair value of the derivative which was not material.

Forward commitments to sell loans require the Bank to make delivery of loans at a specific future date, of a specified amount, at a specified price or yield. At December 31, 2013, such commitments amounted to $1,752,000; the fair value of the derivative which was not material. At December 31, 2012, such commitments amounted to $10,777,000; the fair value of the derivative which was not material.

16.                     FAIR VALUE OF ASSETS AND LIABILITIES

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine their fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Determination of fair value

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts of cash and short-term investments approximate fair values.

Securities: Fair values for the Company’s debt securities are obtained from a third-party pricing service and are based on models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. No further adjustments to such values are typically made by the Company.

Federal Home Loan Bank stock: Fair value is based on redemption provisions of the FHLB. The FHLB stock has no quoted market value.

Loans held for sale: Fair value is based on committed secondary market prices.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Determination of fair value (continued)

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

Capitalized mortgage servicing rights: Fair value is based on a quarterly, third-party valuation model that calculates the present value of estimated future net servicing income. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association, third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the moving average 10-year U.S. Treasury rate plus 5.0% and adjusted to reflect the current credit spreads and conditions in the market. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances and all are obtained from independent market sources.

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

Mortgagors’ escrow accounts: The fair values disclosed for mortgagors’ escrow accounts are equal to the amounts payable on demand at the reporting date (i.e. their carrying amounts).

Accrued interest:  The carrying amounts of accrued interest approximate fair value.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Determination of fair value (concluded)

Forward loan sale commitments and derivative loan commitments: Fair value is determined using secondary market pricing, including expected normal servicing rights. In estimating fair value, the Bank assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded.

Off-balance sheet instruments:  Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  At December 31, 2013 and 2012, the fair value of commitments outstanding is not significant since fees charged are not material.

Assets and liabilities measured at fair value on a recurring basis

Assets measured at fair value on a recurring basis are summarized as follows:

				Total
				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
At December 31, 2013

Assets

Securities available for sale

State and municipal	$—	$2,394	$—	$2,394

Residential mortgage-backed securities	—	15,887	—	15,887

Total securities available for sale	$—	$18,281	$—	$18,281

At December 31, 2012

Assets

Securities available for sale
Residential mortgage-backed securities	$—	$8,184	$—	$8,184

The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the year ended December 31, 2013.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Assets and liabilities measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There are no liabilities measured at fair value on a non-recurring basis at December 31, 2013 and 2012.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2013 and 2012. The adjustments to fair value represent the amount of write down recorded during the years ended December 31, 2013 and 2012 on the assets held at December 31, 2013 and 2012, respectively.

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
	(In thousands)
At December 31, 2013

Impaired loans	$—	$—	$2,492	$2,492	$(333)

				Fair Value	Adjustments
	Level 1	Level 2	Level 3	Adjustments	to Fair Value
	(In thousands)
At December 31, 2012

Impaired loans	$—	$—	$2,763	$2,763	$(320)
Other real estate owned	—	—	203	203	(19)
	$—	$—	$2,966	$2,966	$(339)

Fair values of impaired loans are based on the appraised value of the underlying collateral considering discounting factors, if deemed appropriate, and as adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation. Fair value adjustments are reflected in the provision for loan losses.

Other real estate owned values are estimated using level 2 inputs based on appraisals of similar properties obtained from a third party. For level 3 inputs, fair values are based on management estimates.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF ASSETS AND LIABILITIES (concluded)

Summary of fair value of financial instruments

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements.  Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	December 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$6,295	$6,295	$—	$—	$6,295
Securities available for sale	18,281	—	18,281	—	18,281
Securities held to maturity	1,050	—	1,136	—	1,136
FHLB stock	2,907	2,907	—	—	2,907
Loans held for sale	1,001	1,019	—	—	1,019
Loans, net	223,912	—	—	223,659	223,659
Accrued interest receivable	729	729	—	—	729
Capitalized mortgage servicing rights	1,058	—	1,361	—	1,361

Financial liabilities:
Deposits	$175,961	$—	$176,405	$—	$176,405
Short-term FHLB advances	32,825	32,825	—	—	32,825
Long-term FHLB advances	22,100	—	22,405	—	22,405
Mortgagors’ escrow accounts	1,230	1,230	—	—	1,230
Accrued interest payable	45	45	—	—	45

	December 31, 2012
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$6,789	$6,789	$—	$—	$6,789
Securities available for sale	8,184	—	8,184	—	8,184
Securities held to maturity	1,594	—	1,731	—	1,731
FHLB stock	2,861	2,861	—	—	2,861
Loans held for sale	2,606	2,642	—	—	2,642
Loans, net	180,599	—	—	188,198	188,198
Accrued interest receivable	617	617	—	—	617
Capitalized mortgage servicing rights	890	—	1,099	—	1,099

Financial liabilities:
Deposits	$154,439	$—	$154,860	$—	$154,860
Long-term FHLB advances	23,600	—	24,100	—	24,100
Mortgagors’ escrow accounts	1,034	1,034	—	—	1,034
Accrued interest payable	60	60	—	—	60

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.                     LIQUIDATION ACCOUNT RELATED TO REORGANIZATION

On November 28, 2011, the Boards of Directors of the Company, Georgetown Bancorp, MHC and the Bank each unanimously adopted a Plan of Conversion or Reorganization of Georgetown Bancorp, MHC (the “Plan”) pursuant to which Georgetown Bancorp, MHC undertook a “second-step” conversion and ceased to exist.  Georgetown Bancorp, MHC reorganized from a two-tier mutual holding company structure to a fully public stock holding company structure effective July 11, 2012.

In accordance with Board of Governors of the Federal Reserve System regulations, at the time of the reorganization, the Company substantially restricted retained earnings by establishing a liquidation account.  The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion.  The Bank will establish a parallel liquidation account to support the Company’s liquidation account in the event the Company does not have sufficient assets to fund its obligations under its liquidation account.  The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits.  Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts.  In the event of a complete liquidation of the Bank or the Company, each account holder will be entitled to receive a distribution in an amount proportionate to the adjusted qualifying account balances then held.  The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.                     CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The condensed balance sheets of the parent company only are as follows:

BALANCE SHEETS

	At December 31,
	2013	2012
	(In thousands)

ASSETS

Non-interest bearing deposit in the Bank	$2,716	$4,840
Loan to the Bank for ESOP	1,086	1,153
Investment in subsidiary	25,065	24,556
Other assets	75	14

Total assets	$28,942	$30,563

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$—	$—
Stockholders’ equity	28,942	30,563

Total liabilities and stockholders’ equity	$28,942	$30,563

The condensed statements of net income of the parent company only are as follows:

STATEMENTS OF INCOME

	Years Ended
	December 31,
	2013	2012
	(In thousands)

Interest income on ESOP loan	$37	$33
Non-interest expense	160	105
Loss before income taxes and equity in undistributed net income of the Bank	(123)	(72)
Applicable income tax benefit	49	29

Loss before equity in undistributed net income of subsidiary	(74)	(43)

Equity in undistributed net income of subsidiary	809	991

Net income	$735	$948

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED PARENT COMPANY FINANCIAL STATEMENTS (concluded)

The condensed statements of cash flows of the parent company only are as follows:

	Years Ended
	December 31,
	2013	2012
	(In thousands)

Cash flows from operating activities:
Net income	$735	$948
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Repayment of ESOP loan	67	85
Equity in undistributed income of subsidiary	(809)	(991)
Other, net	(42)	(28)
Net cash (used) provided by operating activities	(49)	14

Cash flows from investing activities:
Capital contribution to the Bank	—	(4,966)
Net cash used by investing activities	—	(4,966)

Cash flows from financing activities:
Repurchase of common stock	(1,770)	—
Cash dividends paid on common stock	(305)	—
Net proceeds from issuance of common stock	—	9,050
Purchase of treasury stock	—	(8)
Cash received from Georgetown Bancorp, MHC due to reorganization	—	5
Net cash (used) provided by financing activities	(2,075)	9,047

Net change in cash and cash equivalents	(2,124)	4,095

Cash and cash equivalents at beginning of period	4,840	745

Cash and cash equivalents at end of period	$2,716	$4,840

Supplementary information:
Transfer from other assets to ESOP loan with the Bank	$—	$15

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

19.                     QUARTERLY DATA (UNAUDITED)

A summary of consolidated operating results on a quarterly basis is as follows:

	Years Ended December 31,
	2013				2012
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Interest and dividend income	$2,692	$2,467	$2,274	$2,212	$2,288	$2,180	$2,256	$2,321
Interest expense	306	289	282	295	360	379	447	502

Net interest income	2,386	2,178	1,992	1,917	1,928	1,801	1,809	1,819
Provision for loan losses	301	244	73	90	38	67	31	64

Net interest income, after provision for loan losses	2,085	1,934	1,919	1,827	1,890	1,734	1,778	1,755
Non-interest income	396	241	445	621	785	616	329	283
Non-interest expenses	2,152	1,924	2,126	2,111	1,995	1,958	1,905	1,805

Income before income taxes	329	251	238	337	680	392	202	233

Income tax provision	121	83	88	128	264	148	67	80

Net income	$208	$168	$150	$209	$416	$244	$135	$153

Income per share:
Basic	$0.12	$0.09	$0.08	$0.11	$0.23	$0.13	$0.07	$0.08
Diluted	$0.12	$0.09	$0.08	$0.11	$0.23	$0.13	$0.07	$0.08

ITEM 9.                Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.             Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 1992. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 is effective.

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

Information concerning directors and executive officers of the Company is incorporated herein by reference from our definitive Proxy Statement related to the 2014 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal 1—Election of Directors.”

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

The financial statements filed as a part of this Form 10-K are as follows:

(A) Report of Independent Registered Public Accounting Firm (page F-2)

(B) Consolidated Balance Sheets (page F-3)

(C) Consolidated Statements of Income (page F-4)

(D) Consolidated Statements of Comprehensive Income (page F-5)

(E) Consolidated Statements of Changes In Stockholders’ Equity (page F-6)

(F) Consolidated Statements of Cash Flows (page F-7 to page F-8)

(G) Notes to Consolidated Financial Statements (page F-9 to page F-64)

(b)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(c)	Exhibits

3.1	Articles of Incorporation of Georgetown Bancorp, Inc. (1)
3.2	Bylaws of Georgetown Bancorp, Inc. (1)
4	Form of Common Stock Certificate of Georgetown Bancorp, Inc. (1)
10.1	SBERA Defined Contribution Plan and Non-standardized Adoption Agreement (2)
10.2	Georgetown Savings Bank 2010 Incentive Compensation Plan (3)
10.3	[Omitted]
10.4	[Omitted]
10.5	Supplemental Retirement Plan for Senior Executives, dated June 23, 2008 (6)
10.6	Endorsement Split-Dollar Life Insurance Agreement by and between Georgetown Savings Bank and Robert E. Balletto, dated June 23, 2008 (7)
10.7	Endorsement Split-Dollar Life Insurance Agreement by and between Georgetown Savings Bank and Joseph W. Kennedy, dated June 23, 2008 (8)
10.8	Incentive Compensation Plan 2012 Goals for Robert E. Balletto (9)
10.9	Incentive Compensation Plan 2012 Goals for Joseph W. Kennedy (10)
10.10	Employment Agreement between Georgetown Savings Bank and Robert E. Balletto, dated April 11, 2012 (11)
10.11	Employment Agreement between Georgetown Savings Bank and Joseph W. Kennedy, dated April 11, 2012 (12)
10.12	Georgetown Savings Bank Supplemental Disability Benefit Plan for Senior Officers dated April 11, 2012 (13)
10.13	Employment Agreement between Georgetown Bancorp, Inc. and Robert E. Balletto, dated April 23, 2012 (14)
10.14	Employment Agreement between Georgetown Bancorp, Inc. and Joseph W. Kennedy, dated April 23, 2012 (15)
10.15	Change in Control Agreement between Georgetown Savings Bank and Philip J. Bryan, dated November 9, 2011 (1)
10.16	Incentive Compensation Plan 2014 Goals for Philip J. Bryan (22)
10.17	Incentive Compensation Plan 2012 Goals for Philip J. Bryan (1)
10.18	Incentive Compensation Plan 2014 Goals for Robert E. Balletto (16)
10.19	Incentive Compensation Plan 2014 Goals for Joseph W. Kennedy (17)
10.20	Incentive Compensation Plan 2013 Goals for Robert E. Balletto (18)
10.21	Incentive Compensation Plan 2013 Goals for Joseph W. Kennedy (19)
10.22	Incentive Compensation Plan 2013 Goals for Philip J. Bryan (20)

14	Code of Ethics (21)
21	Subsidiaries of Registrant (1)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements of Georgetown Bancorp, Inc. formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the Years Ended December 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013 and 2012,

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, (vi) and the Notes to the Consolidated Financial Statements.

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

(3)	Incorporated by reference to Exhibit 10.4 to the Form 10-K of Georgetown-Federal, filed with the Securities and Exchange Commission on March 31, 2011.
(4)	[Omitted]
(5)	[Omitted]
(6)	Incorporated by reference to Exhibit 10.3 to the Form 8-K of Georgetown-Federal, filed with the Securities and Exchange Commission on June 27, 2008.
(7)	Incorporated by reference to Exhibit 10.4 to the Form 8-K of Georgetown-Federal, filed with the Securities and Exchange Commission on June 27, 2008.
(8)	Incorporated by reference to Exhibit 10.5 to the Form 8-K of Georgetown-Federal, filed with the Securities and Exchange Commission on June 27, 2008.
(9)	Incorporated by reference to Exhibit 10.1 to the Form 8-K of Georgetown-Federal, filed with the Securities and Exchange Commission on February 14, 2012.
(10)	Incorporated by reference to Exhibit 10.2 to the Form 8-K of Georgetown-Federal, filed with the Securities and Exchange Commission on February 14, 2012.
(11)	Incorporated by reference to Exhibit 10.1 to the Form 8-K of Georgetown-Federal, filed with the Securities and Exchange Commission on April 17, 2012.
(12)	Incorporated by reference to Exhibit 10.2 to the Form 8-K of Georgetown-Federal, filed with the Securities and Exchange Commission on April 17, 2012.
(13)	Incorporated by reference to Exhibit 10.3 to the Form 8-K of Georgetown-Federal, filed with the Securities and Exchange Commission on April 17, 2012.
(14)	Incorporated by reference to Exhibit 10.1 to the Form 8-K of Georgetown-Federal, filed with the Securities and Exchange Commission on April 27, 2012.
(15)	Incorporated by reference to Exhibit 10.2 to the Form 8-K of Georgetown-Federal, filed with the Securities and Exchange Commission on April 27, 2012.
(16)	Incorporated by reference to Exhibit 10.1 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on February 27, 2014.
(17)	Incorporated by reference to Exhibit 10.3 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on February 27, 2014.
(18)	Incorporated by reference to Exhibit 10.1 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on March 1, 2013.
(19)	Incorporated by reference to Exhibit 10.2 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on March 1, 2013.
(20)	Incorporated by reference to Exhibit 10.3 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on March 1, 2013.
(21)	Incorporated by reference to the Form 10-KSB of Georgetown Federal filed with the Securities and Exchange Commission on September 28, 2006.
(22)	Incorporated by reference to Exhibit 10.2 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on February 27, 2014.

60

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGETOWN BANCORP, INC.

Date: March 24, 2014	By:	/s/ Robert E. Balletto
Robert E. Balletto
President, Chief Executive Officer and Director (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert E. Balletto	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2014
Robert E. Balletto

/s/ Joseph W. Kennedy	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Joseph W. Kennedy		March 24, 2014

/s/ J. Richard Murphy	Chairman of the Board	March 24, 2014
J. Richard Murphy

/s/ Mary L. Williams	Vice Chairman of the Board	March 24, 2014
Mary L. Williams

/s/ Keith N. Congdon	Director	March 24, 2014
Keith N. Congdon.

/s/ Anthony S. Conte, Jr.	Director	March 24, 2014
Anthony S. Conte, Jr.

/s/ Stephen L. Flynn	Director	March 24, 2014
Stephen L. Flynn

/s/ Thomas L. Hamelin	Director	March 24, 2014
Thomas L. Hamelin

/s/ Marybeth McInnis	Director	March 24, 2014
Marybeth McInnis

/s/ Kathleen R. Sachs	Director	March 24, 2014
Kathleen R. Sachs

/s/ David A. Splaine	Director	March 24, 2014
David A. Splaine

/s/ Robert T. Wyman	Director	March 24, 2014
Robert T. Wyman

Director
John H. Yeaton