Form 10-Q
period 2014-03-31
Georgetown Bancorp, Inc.
filed 2014-05-13
CIK 1542299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 1,834,101 shares outstanding as of May 8, 2014.

Form 10-Q

GEORGETOWN BANCORP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At	At
	March 31,	December 31,
	2014	2013
	(Unaudited)
	(In thousands)
ASSETS
Cash and due from banks	$2,905	$3,290
Short-term investments	5,160	3,005
Total cash and cash equivalents	8,065	6,295

Securities available for sale, at fair value	18,106	18,281
Securities held to maturity, at amortized cost	986	1,050
Federal Home Loan Bank stock, at cost	2,907	2,907
Loans held for sale	1,763	1,001
Loans, net of allowance for loan losses of $2,185,000 at March 31, 2014 and $2,396,000 at December 31, 2013	227,020	223,912
Premises and equipment, net	3,658	3,669
Accrued interest receivable	715	729
Bank-owned life insurance	2,923	2,898
Other assets	2,182	2,291

Total assets	$268,325	$263,033

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$181,450	$175,961
Short-term Federal Home Loan Bank advances	31,000	32,825
Long-term Federal Home Loan Bank advances	23,100	22,100
Mortgagors’ escrow accounts	1,538	1,230
Accrued expenses and other liabilities	2,132	1,975
Total liabilities	239,220	234,091

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value per share: 50,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value per share: 100,000,000 shares authorized, 1,834,101 shares issued at March 31, 2014 and 1,831,518 shares issued at December 31, 2013	18	18
Additional paid-in capital	19,273	19,212
Retained earnings	11,590	11,388
Accumulated other comprehensive loss	(214)	(389)
Unearned compensation - ESOP (92,316 shares unallocated at March 31, 2014 and 94,126 shares unallocated at December 31, 2013)	(980)	(1,001)
Unearned compensation - Restricted stock (46,505 shares non-vested at March 31, 2014 and 35,751 shares non-vested at December 31, 2013)	(582)	(286)
Total stockholders’ equity	29,105	28,942

Total liabilities and stockholders’ equity	$268,325	$263,033

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands, except share and per share data)

Interest and dividend income:
Loans, including fees	$2,630	$2,156
Securities	137	54
Short-term investments	1	2
Total interest and dividend income	2,768	2,212

Interest expense:
Deposits	194	140
Short-term Federal Home Loan Bank advances	15	4
Long-term Federal Home Loan Bank advances	130	151
Total interest expense	339	295

Net interest and dividend income	2,429	1,917
Provision for loan losses	—	90
Net interest and dividend income, after provision for loan losses	2,429	1,827

Non-interest income:
Customer service fees	141	133
Mortgage banking income, net	42	421
Income from bank-owned life insurance	25	24
Net gain on sale of other real estate owned	—	19
Other	35	24
Total non-interest income	243	621

Non-interest expenses:
Salaries and employee benefits	1,239	1,197
Occupancy and equipment expenses	252	231
Data processing expenses	172	186
Professional fees	144	87
Advertising expenses	88	75
FDIC insurance	43	40
Other general and administrative expenses	299	295
Total non-interest expenses	2,237	2,111

Income before income taxes	435	337

Income tax provision	160	128

Net income	$275	$209

Weighted-average number of common shares outstanding:
Basic	1,738,534	1,842,974
Diluted	1,744,886	1,846,984

Earnings per share:
Basic	$0.16	$0.11
Diluted	$0.16	$0.11

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)

Net income	$275	$209

Net unrealized gain (loss) on securities available for sale	273	(29)
Income tax (provision) benefit	(98)	10
Other comprehensive income (loss), net of tax	175	(19)

Comprehensive income	$450	$190

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation-	Compensation-
	Stock	Capital	Earnings	(Loss) Income	ESOP	Restricted Stock	Total
	(In thousands)
Balance at December 31, 2012	$19	$20,669	$10,958	$183	$(1,084)	$(182)	$30,563

Net income	—	—	209	—	—	—	209

Other comprehensive loss	—	—	—	(19)	—	—	(19)

Cash dividends paid ($0.04 per share)	—	—	(78)	—	—	—	(78)

Repurchased stock related to buyback program (18,312 shares)	—	(242)	—	—	—	—	(242)

Common stock held by ESOP allocated or committed to be allocated (1,810 shares)	—	2	—	—	21	—	23

Restricted stock granted in connection with equity incentive plan (22,000 shares)	—	281	—	—	—	(281)	—

Purchased stock related to vested restricted stock (1,933 shares)	—	(25)	—	—	—	—	(25)
Share based compensation - options	—	11	—	—	—	—	11
Share based compensation - restricted stock	—	—	—	—	—	25	25

Balance at March 31, 2013	$19	$20,696	$11,089	$164	$(1,063)	$(438)	$30,467

Balance at December 31, 2013	$18	$19,212	$11,388	$(389)	$(1,001)	$(286)	$28,942

Net income	—	—	275	—	—	—	275

Other comprehensive income	—	—	—	175	—	—	175

Cash dividends paid ($0.04 per share)	—	—	(73)	—	—	—	(73)

Repurchased stock related to buyback program (17,000 shares)	—	(252)	—	—	—	—	(252)

Common stock held by ESOP allocated or committed to be allocated (1,810 shares)	—	6	—	—	21	—	27

Restricted stock granted in connection with equity incentive plan (22,000 shares)	—	329	—	—	—	(329)	—

Purchased stock related to vested restricted stock (2,417 shares)	—	(36)	—	—	—	—	(36)
Share based compensation - options	—	14	—	—	—	—	14
Share based compensation - restricted stock	—	—	—	—	—	33	33

Balance at March 31, 2014	$18	$19,273	$11,590	$(214)	$(980)	$(582)	$29,105

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$275	$209
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	—	90
Amortization of securities, net	30	29
Net change in deferred loan fees and costs	(38)	24
Depreciation and amortization expense	80	67
Decrease in accrued interest receivable	14	42
Income from bank-owned life insurance	(25)	(24)
Stock-based compensation expense	74	59
Gain on sales of loans	(13)	(199)
Loans originated for sale	(3,065)	(14,897)
Proceeds from sales of loans	2,316	16,405
Gain on sale of other real estate owned	—	(19)
Net change in other assets and liabilities	168	(186)
Net cash (used in) provided by operating activities	(184)	1,600

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	418	1,004
Purchases	—	(2,077)
Maturities, prepayments and calls of securities held to maturity	64	135
Redemption of Federal Home Loan Bank stock	—	232
Loan originations, net	(3,070)	(2,585)
Proceeds from sale of other real estate owned	—	197
Purchase of premises and equipment	(69)	(28)
Net cash used in investing activities	(2,657)	(3,122)

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(concluded)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Cash flows from financing activities:
Net change in deposits	5,489	(7,816)
Net change in Federal Home Loan Bank advances with maturities of three months or less	(1,825)	11,000
Proceeds of Federal Home Loan Bank advances with maturities greater than three months	1,000	1,000
Repayments of Federal Home Loan Bank advances with maturities greater than three months	—	(4,500)
Net change in mortgagors’ escrow accounts	308	159
Repurchase of common stock	(288)	(267)
Cash dividends paid on common stock	(73)	(78)
Net cash provided by (used in) financing activities	4,611	(502)

Net change in cash and cash equivalents	1,770	(2,024)

Cash and cash equivalents at beginning of period	6,295	6,789

Cash and cash equivalents at end of period	$8,065	$4,765

Supplementary information:
Interest paid on deposit accounts	$193	$139
Interest paid on advances	141	165
Income taxes paid	54	61
Loans transferred to other real estate owned	—	244

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Basis of Presentation

The accompanying unaudited financial statements of Georgetown Bancorp, Inc., a Maryland corporation, (the “Company”) were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2013 Consolidated Financial Statements presented in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 28, 2014. The consolidated financial statements include the accounts of Georgetown Bank (the “Bank”) and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Earnings per common share have been computed based on the following.

	Three Months Ended
	March 31,
	2014	2013

Net income available to common stockholders	$275,000	$209,000

Basic common shares:
Weighted average shares outstanding	1,791,850	1,908,514
Less: Weighted average unallocated ESOP shares	(93,490)	(100,731)
Add: Weighted average unvested restricted shares with non-forfeitable dividend rights	40,174	35,191
Basic weighted average common shares outstanding	1,738,534	1,842,974

Dilutive potential common shares	6,352	4,010

Diluted weighted average common shares outstanding	1,744,886	1,846,984

Basic earnings per share	$0.16	$0.11

Diluted earnings per share	$0.16	$0.11

Options to purchase 52,924 shares, representing outstanding options that were granted in 2010, 2011, 2012 and 2013, were included in the computation of diluted earnings per share for the three-month period ended March 31, 2014. Options to purchase 22,000 shares, representing outstanding options that were granted in 2014, were not included in the computation of diluted earnings per share for the three-month period ended March 31, 2014, because to do so would have been antidilutive.  Options to purchase 40,681 shares, representing outstanding options that were granted in 2010, 2011 and 2012, were included in the computation of diluted earnings per share for the three-month period ended March 31, 2013. Options to purchase 22,000 shares, representing outstanding options that were granted in 2013, were not included in the computation of diluted earnings per share for the three-month period ended March 31, 2013, because to do so would have been antidilutive.

(4)           Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-04, “Liabilities (Topic 405):  Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.”  The objective of the amendments in this ASU is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP.  Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013; and should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU scope that exist at the beginning of an entity’s fiscal year of adoption.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815) — Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) (“OIS”) as a Benchmark Interest Rate for Hedge Accounting Purposes.”  The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury Obligations of the U.S. government (“UST”) and the London Interbank Offered Rate (“LIBOR”).  The amendments also remove the restriction on using different benchmark rates for similar hedges.  The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815.  The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323.  The amendments in this ASU should be applied retrospectively to all periods presented.  A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments.  The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted.  The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.”  The objective of the amendments in this ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (i) the amount of foreclosed residential real estate property held by the creditor and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  For entities other than public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015.  An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method.   The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning on or after December 15, 2014, and interim periods within those years. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

(5)           Securities

A summary of securities is as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
At March 31, 2014

Securities available for sale

State and municipal	$2,493	$20	$(69)	$2,444

Residential mortgage-backed securities	15,945	71	(354)	15,662

Total securities available for sale	$18,438	$91	$(423)	$18,106

Securities held to maturity

Residential mortgage-backed securities	$986	$79	$—	$1,065

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
At December 31, 2013

Securities available for sale

State and municipal	$2,505	$4	$(115)	$2,394

Residential mortgage-backed securities	16,381	67	(561)	15,887

Total securities available for sale	$18,886	$71	$(676)	$18,281

Securities held to maturity

Residential mortgage-backed securities	$1,050	$86	$—	$1,136

All residential mortgage-backed securities have been issued by government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2014 is as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Over ten years	$2,493	$2,444	$—	$—

Residential mortgage-backed securities	15,945	15,662	986	1,065

	$18,438	$18,106	$986	$1,065

There were no sales of securities for the three months ended March 31, 2014 and 2013.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position, is as follows.

	Less Than Twelve Months		Greater Than Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
At March 31, 2014:

Securities available for sale

State and municipal	$(69)	$1,323	$—	$—

Residential mortgage-backed securities	(354)	14,256	—	—

Total temporarily impaired securities	$(423)	$15,579	$—	$—

At December 31, 2013

Securities available for sale

State and municipal	$(115)	$1,827	$—	$—

Residential mortgage-backed securities	(561)	13,389	—	—

Total temporarily impaired securities	$(676)	$15,216	$—	$—

Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

At March 31, 2014 12 securities classified as available for sale had an unrealized loss with aggregate depreciation of 2.59% from the securities amortized cost basis.  The unrealized losses on the Company’s investments in state and municipal bonds and residential mortgage backed securities were primarily caused by changes in interest rates and not by credit quality.  Many of these investments are guaranteed by the U.S. Government or its agencies and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary.

(6)           Loans and Servicing

Loans

A summary of loans is as follows.

	At		At
	March 31,		December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$91,784	40.13%	$92,450	40.93%
Home equity loans and lines of credit	15,798	6.91	15,399	6.82
Total residential mortgage loans	107,582	47.04	107,849	47.75

Commercial loans:
One- to four-family investment property	11,072	4.84	11,089	4.91
Multi-family real estate	13,818	6.04	14,462	6.40
Commercial real estate	55,888	24.42	54,272	24.02
Commercial business	16,725	7.31	16,681	7.39
Total commercial loans	97,503	42.61	96,504	42.72

Construction loans:
One- to four-family	10,575	4.62	9,848	4.36
Multi-family	8,433	3.70	7,304	3.24
Non-residential	4,252	1.86	3,955	1.75
Total construction loans	23,260	10.18	21,107	9.35

Consumer	382	0.17	408	0.18

Total loans	228,727	100.00%	225,868	100.00%

Other items:
Net deferred loan costs	478		440
Allowance for loan losses	(2,185)		(2,396)

Total loans, net	$227,020		$223,912

An analysis of the allowance for loan losses at and for the three months ended March 31, 2014 and 2013 and at December 31, 2013 is below. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
	One- to four- family	Home equity loans and lines of credit	One- to four- family investment property	Multi-family real estate	Commercial real estate	Commercial business	One- to four- family	Multi-family	Non- residential	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses

Three months ended March 31, 2014
Beginning Balance	$284	$274	$61	$108	$1,056	$291	$133	$66	$63	$15	$45	$2,396
Charge-offs	—	—	—	—	(211)	—	—	—	—	—	—	(211)
Recoveries	—	—	—	—	—	—	—	—	—	—	—	—
(Benefit) provision	(3)	(29)	—	(4)	16	—	(36)	10	5	(3)	44	—
Ending Balance	$281	$245	$61	$104	$861	$291	$97	$76	$68	$12	$89	$2,185

Three months ended March 31, 2013
Beginning Balance	$378	$254	$62	$40	$668	$159	$149	$34	$25	$11	$—	$1,780
Charge-offs	(130)	—	—	—	—	—	—	—	—	(2)	—	(132)
Recoveries	—	—	—	—	—	—	—	—	—	3	—	3
Provision (benefit)	49	(12)	5	1	20	(6)	(20)	3	52	(2)	—	90
Ending Balance	$297	$242	$67	$41	$688	$153	$129	$37	$77	$10	$—	$1,741

At March 31, 2014

Allowance for loan losses
Individually evaluated for impairment	$7	$14	$—	$—	$27	$—	$—	$—	$—	$—	$—	$48
Collectively evaluated for impairment	274	231	61	104	834	291	97	76	68	12	89	2,137
	$281	$245	$61	$104	$861	$291	$97	$76	$68	$12	$89	$2,185

Loans
Individually evaluated for impairment	$320	$428	$—	$—	$566	$—	$—	$—	$—	$—	$—	$1,314
Collectively evaluated for impairment	91,464	15,370	11,072	13,818	55,322	16,725	10,575	8,433	4,252	382	—	227,413
	$91,784	$15,798	$11,072	$13,818	$55,888	$16,725	$10,575	$8,433	$4,252	$382	$—	$228,727

At December 31, 2013

Allowance for loan losses
Individually evaluated for impairment	$7	$49	$—	$—	$277	$—	$—	$—	$—	$—	$—	$333
Collectively evaluated for impairment	277	225	61	108	779	291	133	66	63	15	45	2,063
	$284	$274	$61	$108	$1,056	$291	$133	$66	$63	$15	$45	$2,396

Loans
Individually evaluated for impairment	$321	$428	$—	$—	$2,406	$—	$—	$—	$—	$—	$—	$3,155
Collectively evaluated for impairment	92,129	14,971	11,089	14,462	51,866	16,681	9,848	7,304	3,955	408	—	222,713
	$92,450	$15,399	$11,089	$14,462	$54,272	$16,681	$9,848	$7,304	$3,955	$408	$—	$225,868

The following is a summary of past-due and non-accrual loans at March 31, 2014 and December 31, 2013. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
At March 31, 2014:

Residential loans:
One- to four-family	$—	$—	$—	$—	$91,784	$91,784	$—	$—
Home equity loans and lines of credit	—	—	473	473	15,325	15,798	—	473

Commercial loans:
One- to four-family investment property	—	—	—	—	11,072	11,072	—	—
Multi-family real estate	—	—	—	—	13,818	13,818	—	—
Commercial real estate	—	—	267	267	55,621	55,888	—	267
Commercial business	—	—	—	—	16,725	16,725	—	—

Construction loans:
One- to four-family	—	—	—	—	10,575	10,575	—	—
Multi-family	—	—	—	—	8,433	8,433	—	—
Non-residential	—	—	—	—	4,252	4,252	—	—

Consumer	1	2	—	3	379	382	—	—

Total	$1	$2	$740	$743	$227,984	$228,727	$—	$740

At December 31, 2013:

Residential loans:
One- to four-family	$—	$245	$—	$245	$92,205	$92,450	$—	$—
Home equity loans and lines of credit	15	—	399	414	14,985	15,399	—	399

Commercial loans:
One- to four-family investment property	—	—	—	—	11,089	11,089	—	—
Multi-family real estate	—	—	—	—	14,462	14,462	—	—
Commercial real estate	—	267	—	267	54,005	54,272	—	—
Commercial business	—	—	—	—	16,681	16,681	—	—

Construction loans:
One- to four-family	—	—	—	—	9,848	9,848	—	—
Multi-family	—	—	—	—	7,304	7,304	—	—
Non-residential	—	—	—	—	3,955	3,955	—	—

Consumer	1	—	—	1	407	408	—	—

Total	$16	$512	$399	$927	$224,941	$225,868	$—	$399

The following is an analysis of impaired loans at March 31, 2014 and December 31, 2013.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
(In thousands)

At March 31, 2014

Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$—	$—	$—	$—	$—
Home equity loans and lines of credit	29	29	—	29	—
Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	299	299	—	300	4
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—
Total impaired with no related allowance	$328	$328	$—	$329	$4

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$320	$320	$7	$321	$4
Home equity loans and lines of credit	399	399	14	399	—

Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	267	267	27	1,120	8
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—
Total with an allowance recorded	$986	$986	$48	$1,840	$12

At December 31, 2013

Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$—	$—	$—	$—	$—
Home equity loans and lines of credit	29	29	—	31	1

Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	301	301	—	304	18
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—
Total impaired with no related allowance	$330	$330	$—	$335	$19

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$321	$321	$7	$379	$13
Home equity loans and lines of credit	399	399	49	377	2

Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	2,105	2,208	277	2,105	104
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—
Total with an allowance recorded	$2,825	$2,928	$333	$2,861	$119

There were no loan modifications made that resulted in the classification of a troubled debt restructure (“TDR”) during the three months ended March 31, 2014 and 2013.

At March 31, 2014 and December 31, 2013 there were no TDRs in default of their modified terms.

The following table represents the Company’s loans by risk rating at March 31, 2014 and December 31, 2013. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
	One- to four- family	Home equity loans and lines of credit	One- to four- family investment property	Multi-family real estate	Commercial real estate	Commercial business	One- to four- family	Multi-family	Non- residential	Consumer	Total
	(In thousands)
At March 31, 2014

Classification:
Not formally rated	$91,464	$15,325	$—	$—	$—	$—	$—	$—	$—	$382	$107,171
Pass	—	—	11,072	13,818	55,621	16,725	10,575	8,433	4,252	—	120,496
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	320	473	—	—	267	—	—	—	—	—	1,060
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$91,784	$15,798	$11,072	$13,818	$55,888	$16,725	$10,575	$8,433	$4,252	$382	$228,727

At December 31, 2013

Classification:
Not formally rated	$92,129	$15,000	$—	$—	$—	$—	$—	$—	$—	$408	$107,537
Pass	—	—	11,089	14,462	51,900	16,681	9,848	7,304	3,955	—	115,239
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	321	399	—	—	2,372	—	—	—	—	—	3,092
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$92,450	$15,399	$11,089	$14,462	$54,272	$16,681	$9,848	$7,304	$3,955	$408	$225,868

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

Loans serviced for others and mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $117.0 million and $117.7 million at March 31, 2014 and December 31, 2013, respectively.

The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was $1.4 million at March 31, 2014 and 2013, and was determined using the moving average 10-year, U.S. Treasury rate plus 5.0%, adjusted to reflect the current credit spreads and conditions in the market as a discount rate. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association and an independent third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the independent third party valuation specialist.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity-related valuation allowances.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)

Mortgage servicing rights:
Balance at beginning of period	$1,084	$910
Additions	24	227
Amortization	(84)	(79)
Balance at end of period	1,024	1,058

Valuation allowances:
Balance at beginning of period	26	20
Additions	—	—
Recoveries	(17)	(15)
Balance at end of period	9	5

Mortgage servicing assets, net	$1,015	$1,053

Fair value of mortgage servicing assets	$1,392	$1,403

(7)                                 Secured Borrowings and Collateral

Federal Home Loan Bank advances

At March 31, 2014, all Federal Home Loan Bank (“FHLB”) of Boston advances were secured by a blanket security agreement on qualified collateral, principally first mortgage loans on owner-occupied residential property in the amount of $82.7 million, and mortgage-backed securities with a fair value of $16.7 million.

(8)                                 Fair Value Measurements

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

Level l - Valuation is based on quoted prices in active markets for identical assets or liabilities. Level l assets and liabilities generally include debt and equity securities that are traded in an active exchange market. At March 31, 2014, the Company had no assets or liabilities valued using Level 1 measurements.

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

All of the Company’s securities that are measured at fair value are included in Level 2 and are based on pricing models from independent, third party pricing services that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no liabilities measured at fair value. All of the Company’s impaired loans and other real estate owned that are measured at fair value are included in Level 3 and are based on the appraised value of the underlying collateral considering discounting factors, if deemed appropriate, and adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation. The Company did not have any significant transfers of assets or liabilities to or from Levels 1 and 2 of the fair value hierarchy during the three month period ended March 31, 2014.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 are summarized below.

				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)

At March 31, 2014

Assets

Securities available for sale

State and municipal	$—	$2,444	$—	$2,444

Residential mortgage-backed securities	—	15,662	—	15,662

Total securities available for sale	$—	$18,106	$—	$18,106

At December 31, 2013

Assets

Securities available for sale

State and municipal	$—	$2,394	$—	$2,394

Residential mortgage-backed securities	—	15,887	—	15,887

Total securities available for sale	$—	$18,281	$—	$18,281

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. Assets measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013 are summarized below. The fair value adjustments relate to the amount of write-down recorded or related allowance recorded as of March 31, 2014 and December 31, 2013.

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
	(In thousands)
At March 31, 2014

Impaired loans	$—	$—	$938	$938	$(48)

At December 31, 2013

Impaired loans	$—	$—	$2,492	$2,492	$(333)

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

Off-balance-sheet instruments:  Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At March 31, 2014 and December 31, 2013, the fair value of commitments outstanding is not significant since fees charged are not material.

The estimated fair values and related carrying amounts of the Company’s financial instruments at March 31, 2014 and December 31, 2013 are as follows.

	March 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$8,065	$8,065	$—	$—	$8,065
Securities available for sale	18,106	—	18,106	—	18,106
Securities held to maturity	986	—	1,065	—	1,065
FHLB stock	2,907	2,907	—	—	2,907
Loans held for sale	1,763	1,781	—	—	1,781
Loans, net	227,020	—	—	226,722	226,722
Accrued interest receivable	715	715	—	—	715
Capitalized mortgage servicing rights	1,015	—	1,392	—	1,392

Financial liabilities:
Deposits	$181,450	$—	$181,965	$—	$181,965
Short-term FHLB advances	31,000	31,000	—	—	31,000
Long-term FHLB advances	23,100	—	23,410	—	23,410
Mortgagers’ escrow accounts	1,538	1,538	—	—	1,538
Accrued interest payable	51	51	—	—	51

	December 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$6,295	$6,295	$—	$—	$6,295
Securities available for sale	18,281	—	18,281	—	18,281
Securities held to maturity	1,050	—	1,136	—	1,136
FHLB stock	2,907	2,907	—	—	2,907
Loans held for sale	1,001	1,019	—	—	1,019
Loans, net	223,912	—	—	223,659	223,659
Accrued interest receivable	729	729	—	—	729
Capitalized mortgage servicing rights	1,058	—	1,361	—	1,361

Financial liabilities:
Deposits	$175,961	$—	$176,405	$—	$176,405
Short-term FHLB advances	32,825	32,825	—	—	32,825
Long-term FHLB advances	22,100	—	22,405	—	22,405
Mortgagors’ escrow accounts	1,230	1,230	—	—	1,230
Accrued interest payable	45	45	—	—	45

(9)                                 Equity Incentive Plan

At March 31, 2014, the Company had one equity incentive plan, which was described more fully in Note 12 of the consolidated financial statements and notes thereto for the year ended December 31, 2013.

The following table presents the activity for the plan for the three months ended March 31, 2014.

	Stock Options
	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	52,924	$11.12
Granted	22,000	$14.98

Outstanding at end of period	74,924	$12.26

Exercisable at end of period	28,426

Weighted average fair value of options granted during the period	$5.31

Options Outstanding			Options Exercisable
Number	Weighted-Average	Weighted	Number	Weighted
Outstanding	Remaining	Average	Exercisable	Average
as of 03/31/2014	Contractual Life	Exercise Price	as of 03/31/2014	Exercise Price

10,712	5.90 Years	$9.33	9,559	$9.33
12,166	6.90 Years	$9.55	9,213	$9.55
10,896	7.90 Years	$9.58	5,277	$9.58
19,150	8.90 Years	$14.00	4,377	$14.00
22,000	9.90 Years	$14.98	—	$—
74,924	8.30 Years	$12.26	28,426	$10.17

	Non-vested
	Restricted Stock
	Number of Shares	Weighted Average Grant Date Value

Outstanding at beginning of year	35,751	$10.83
Granted	22,000	$14.98
Vested	(11,246)	$10.21
Outstanding at end of period	46,505	$12.94

As of March 31, 2014, unrecognized share-based compensation expense related to non-vested options amounted to $222,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $582,000. Both amounts are expected to be recognized over a weighted average period of 3.8 years.

For the three months ended March 31, 2014, the Company recognized compensation expense for stock options of $14,000 with a related tax benefit of $2,000. The related tax benefit applies only to non-qualified stock options. For the three months ended March 31, 2014, the Company recognized compensation expense for restricted stock awards of $33,000 with a related tax benefit of $13,000.

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

We continued to maintain high asset quality, as non-performing assets to total assets was 0.28% at March 31, 2014, increasing slightly from 0.15% at December 31, 2013. Net income for the three months ended March 31, 2014 increased $66,000, or 31.6% compared to the same period in 2013. The increase in net income was driven by the expansion of our net interest margin and a smaller provision for loan losses, partially offset by a decrease in non-interest income and an increase in non-interest expenses. Net interest and dividend income increased primarily due to an increase in loans outstanding. Non-interest income decreased $378,000, or 60.9% primarily due to a decline in mortgage banking income. Mortgage banking income has declined, as the volume of residential loan sales has been negatively affected by lower loan refinancing volumes. The increase in non-interest expenses was primarily due to professional fees, as the Company implemented a sub-servicing function for residential loans and incurred legal expenses related to our proposed equity incentive plan. The Company continues to focus on generating commercial loans and core deposit growth, the development of our mortgage banking operation and increasing operating efficiencies, which we believe will build long-term shareholder value. To support the continued growth of our commercial loans, we expect to open a Loan Production Office (LPO) in southern New Hampshire during the second half of 2014.

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

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Total assets increased $5.3 million, or 2.0%, to $268.3 million at March 31, 2014 from $263.0 million at December 31, 2013. The increase was primarily from increases in loans and short term investments.

Cash and cash equivalents increased $1.8 million, or 28.1%, to $8.1 million at March 31, 2014 from $6.3 million at December 31, 2013. The increase in cash and cash equivalents resulted from a temporary increase in short-term investments. We expect cash and cash equivalents balances to decrease as they are used to fund loan demand.

Loans, net (excluding loans held for sale) increased $3.1 million, or 1.4%, to $227.0 million at March 31, 2014 from $223.9 million at December 31, 2013, due primarily to an increase in commercial and construction loans, partially offset by decreases in residential mortgage loans and consumer loans. Despite the current competitive market, we have decided to maintain our historically high underwriting standards instead of relaxing these standards and we have not reduced loan rates below levels at which we could not operate profitably. Commercial real estate loans increased $1.6 million, or 3.0%, to $55.9 million at March 31, 2014 from $54.3 million at December 31, 2013. Multi-family real estate loans decreased $644,000 or 4.5% to $13.8 million at March 31, 2014 from $14.5 million at December 31, 2013.  Construction loans increased $2.2 million, or 10.2%, to $23.3 million at March 31, 2014 from $21.1 million at December 31, 2013, primarily due to a $1.1 million, or 15.5% increase in multi-family construction loans. The majority of our construction loans remain collateralized by residential real estate (81.7% at March 31, 2014 and 81.3% at December 31, 2013). One- to four-family loans decreased $666,000, or 0.72%, to $91.8 million at March 31, 2014 from $92.4 million at December 31, 2013. Home equity loans increased $399,000, or 2.6%, to $15.8 million at March 31, 2014 from $15.4 million at December 31, 2013.

Our total securities portfolio decreased $239,000, or 1.2%, to $19.1 million at March 31, 2014 from $19.3 million at December 31, 2013.

Deposits increased $5.5 million, or 3.1%, to $181.4 million at March 31, 2014 from $176.0 million at December 31, 2013. The increase was primarily due to increases in certificates of deposits, NOW accounts and money market accounts, partially offset by a decrease in demand deposit and savings accounts. Certificates of deposit increased $2.6 million, or 4.1%, as funds gathered through the use of deposit listing services of $2.9 million were partially offset by declines in retail certificates of deposit. NOW accounts increased $4.7 million, or 16.3%, as business interest-bearing checking accounts increased $3.5 million, or 39.6%. Money market accounts increased $1.8 million or 4.2%. Demand deposits decreased $2.6 million, or 10.4%. Savings accounts decreased $691,000, or 4.7%. Management continues to focus on the generation of core checking accounts.

Total FHLB advances decreased $825,000, or 1.5% to $54.1 million at March 31, 2014 compared to $54.9 million at December 31, 2013. Management is maintaining short-term advances as it is taking advantage of the current yield curve and the expectations that short-term rates will not increase in the near-term.

Stockholders’ equity increased $163,000 or 0.6% to $29.1 million at March 31, 2014. The increase resulted primarily from net income of $275,000 for the three months ended March 31, 2014 and other comprehensive income, partially offset by the shares repurchased as part of an announced buyback program and dividend payments. The other comprehensive income, net of taxes of $175,000 reflects the change in net unrealized gains/losses on securities available for sale from a net unrealized loss of $389,000 at December 31, 2013 to a net unrealized loss of $214,000 at March 31, 2014. The unrealized losses on securities available for sale were attributable to changes in market interest rates and were not considered by management to be other than temporary at March 31, 2014. There were 19,417 shares repurchased at a cost of $288,000 during the three months ended March 31, 2014. Dividend payments totaled $73,000 for the three months ended March 31, 2014.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At		At
	March 31,		December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$91,784	40.13%	$92,450	40.93%
Home equity loans and lines of credit	15,798	6.91	15,399	6.82
Total residential mortgage loans	107,582	47.04	107,849	47.75

Commercial loans:
One- to four-family investment property	11,072	4.84	11,089	4.91
Multi-family real estate	13,818	6.04	14,462	6.40
Commercial real estate	55,888	24.42	54,272	24.02
Commercial business	16,725	7.31	16,681	7.39
Total commercial loans	97,503	42.61	96,504	42.72

Construction loans:
One- to four-family	10,575	4.62	9,848	4.36
Multi-family	8,433	3.70	7,304	3.24
Non-residential	4,252	1.86	3,955	1.75
Total construction loans	23,260	10.18	21,107	9.35

Consumer	382	0.17	408	0.18

Total loans	228,727	100.00%	225,868	100.00%

Other items:
Net deferred loan costs	478		440
Allowance for loan losses	(2,185)		(2,396)

Total loans, net	$227,020		$223,912

Asset Quality. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.

	At March 31,	At December 31,
	2014	2013
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$473	$399
Commercial loans	267	—
Construction loans	—	—
Consumer	—	—

Total non-accrual loans	740	399

Non-performing restructured loans	—	—

Total non-performing loans	740	399

Other real estate owned	—	—

Total non-performing assets	$740	$399

Ratios:
Non-performing loans to total loans	0.32%	0.18%
Non-performing assets to total assets	0.28%	0.15%
Allowance for loan losses to non-performing loans	295.27%	600.50%

Total delinquent loans decreased $184,000, from $927,000 at December 31, 2013 to $743,000 at March 31, 2014, primarily due to one one- to four- family residential loan totaling $245,000 that was brought current during the three months ended March 31, 2014.

Non-performing assets increased $341,000 to $740,000 at March 31, 2014 compared to $399,000 at December 31, 2013. Total non-performing assets represented 0.28% of total assets at March 31, 2014 and 0.15% of total assets at December 31, 2013.

Loans classified as substandard decreased $2.0 million to $1.1 million at March 31, 2014 from $3.1 million at December 31, 2013. The decrease in substandard loans was primarily due to the sale of our mortgage on one commercial real estate loan, which had previously been fully reserved for. All of these credits continue to be managed in an effort to minimize loss to the Bank.

The allowance for loan losses decreased $211,000 to $2.2 million at March 31, 2014. Loan charge-offs were $211,000 and there were no loan recoveries for the three months ended March 31, 2014, as compared to loan charge-offs of $132,000 and loan recoveries of $3,000 for the same period in 2013. The allowance represented 0.96% of total loans at March 31, 2014 and 1.06% of total loans at December 31, 2013. At these levels, the allowance for loan losses as a percentage of non-performing loans was 295.27% at March 31, 2014 and 600.50% at December 31, 2013.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

General. Net income increased $66,000, or 31.6%, to $275,000 for the three months ended March 31, 2014, compared to net income of $209,000 for the three months ended March 31, 2013. The increase was primarily due to an increase in net interest and dividend income and a decrease in the provision for loan losses, partially offset by a decrease in mortgage banking income and an increase in non-interest expenses.

Interest and Dividend Income. Interest and dividend income increased $556,000, or 25.1%, to $2.8 million for the three months ended March 31, 2014, due to increases in interest income on loans and interest income on investment securities. Interest income on loans increased $474,000, or 22.0%, to $2.6 million for the three months ended March 31, 2014, due to a $43.1 million, or 23.3%, increase in the average balance of loans, partially offset by a five basis point decrease in yield to 4.61% for the three months ended March 31, 2014 from 4.66% for the three months ended March 31, 2013.

Interest and dividend income on investment securities increased $83,000, or 153.7%, to $137,000 for the three months ended March 31, 2014 from $54,000 for the three months ended March 31, 2013, due to a $9.5 million, or 76.3% increase in the average balance of investment securities for the three months ended March 31, 2014 and by a 90 basis point increase in yield to 2.63% for the three months ended March 31, 2014 from 1.73% for the three months ended March 31, 2013. The increase in investment securities was in residential mortgage-backed securities and state and municipal obligations.

Interest Expense. Interest expense increased $44,000, or 14.9%, to $339,000 for the three months ended March 31, 2014 from $295,000 for the three months ended March 31, 2013. Interest expense on deposits increased $54,000, or 38.6%, to $194,000 for the three months ended March 31, 2014 from $140,000 for the three months ended March 31, 2013, due to an increase in the average balance of interest-bearing deposits of $25.2 million, or 19.6%, to $153.6 million for the three months ended March 31, 2014 from $128.4 million for the three months ended March 31, 2013 and by an increase in the average rate we paid on interest-bearing deposits to 0.51% for the three months ended March 31, 2014 compared to 0.44% for the three months ended March 31, 2013.

Interest expense on FHLB advances decreased $10,000, or 6.5%, to $145,000 for the three months ended March 31, 2014 from $155,000 for the three months ended March 31, 2013. The decrease was primarily due to a 112 basis point decrease in the average rate we paid on FHLB advances to 1.06% for the three months ended March 31, 2014 compared to 2.18% for the three months ended March 31, 2013, partially offset by an increase in the average balance, which increased $26.2 million, or 92.4%, to $54.6 million for the three months ended March 31, 2014 from $28.4 million for the three months ended March 31, 2013.

Net Interest and Dividend Income. Net interest and dividend income increased $512,000, or 26.7%, to $2.4 million for the three months ended March 31, 2014 compared to $1.9 million for the three months ended March 31, 2013. The increase in net interest income was primarily the result of a $2.5 million or 5.7%, increase in net average interest-earning assets to $45.9 million for the three months ended March 31, 2014, from $43.5 million for the same period in 2013 and by a one basis point increase in net interest margin to 3.84% for the three months ended March 31, 2014 compared to the same period in 2013. Our net interest margin may compress in the future due to competitive pricing in our market area.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we did not record a provision for loan losses for the three months ended March 31, 2014 compared to $90,000 for the three months ended March 31, 2013. We recorded $211,000 in loan charge-offs and no recoveries during the three months ended March 31, 2014. The allowance for loan losses was $2.2 million, or 0.95% of total loans and 295.3% of non-performing loans at March 31, 2014, compared to an allowance for loan losses of $2.4 million, or 1.06% of total loans and 600.5% of non-performing loans at December 31, 2013.

Non-interest Income. Non-interest income decreased $378,000, or 60.9%, to $243,000 for the three months ended March 31, 2014 from $621,000 for the three months ended March 31, 2013, primarily due to a decrease in mortgage banking income. Mortgage banking income decreased $379,000, or 90.0%, to $42,000 for the three months ended March 31, 2014 from $421,000 for the three months ended March 31, 2013. We sold $2.3 million of loans during the three months ended March 31, 2014 compared to $16.2 million of such sales for the three months ended March 31, 2013. The loan sale volume was negatively affected by a decline in loan refinancing volume. We intend to continue to expand the geographic footprint of our residential loan origination staff as a means to increase revenue from our mortgage banking operations. Other non-interest income included $29,000 of fees associated with commercial lines of credit facilities for the three months ended March 31, 2014 compared to $20,000 for the three months ended March 31, 2013.

Non-interest Expense. Non-interest expense increased $126,000, or 6.0%, to $2.2 million for the three months ended March 31, 2014 compared to the same period in 2013. Salaries and benefits expense increased $42,000, or 3.5%, as increases in commercial lending staff salaries were partially offset by staff reductions from a reorganization. Occupancy and equipment expense increased $21,000, or 9.1% primarily due to depreciation expense associated with a new commercial loan software system. Professional fees increased $57,000, or 65.5% primarily due to the implementation of a sub-servicing function for residential loans ($28,000) and legal expenses related to our proposed equity incentive plan ($21,000).

Income Tax Expense. The income before income taxes of $435,000 resulted in income tax expense of $160,000 for the three months ended March 31, 2014, compared to income before income taxes of $337,000 resulting in an income tax expense of $128,000 for the three months ended March 31, 2013. The effective income tax rate was 36.8% for the three months ended March 31, 2014 compared to 38.0% for the three months ended March 31, 2013. The decrease in the effective rate for the three months ended March 31, 2014, compared to the effective tax rate for the three months ended March 31, 2013, was primarily due to the increase in municipal securities income and increased interest income on securities held at the Bank’s subsidiary, Georgetown Securities Corporation, during the three months ended March 31, 2014.

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

	Three Months Ended March 31,
	2014			2013
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$228,282	$2,630	4.61%	$185,179	$2,156	4.66%
Investment securities (1)	22,032	145	2.63%	12,494	54	1.73%
Short-term investments	3,796	1	0.11%	2,555	2	0.31%
Total interest-earning assets	254,110	2,776	4.37%	200,228	2,212	4.42%
Non-interest-earning assets	9,289	—		8,301	—
Total assets	$263,399	2,776		$208,529	2,212

Interest-bearing liabilities:
Savings deposits	$14,314	1	0.03%	$12,163	1	0.03%
NOW accounts	30,815	14	0.18%	27,900	14	0.20%
Money market accounts	43,430	12	0.11%	47,208	6	0.05%
Certificates of deposit	65,023	167	1.03%	41,128	119	1.16%
Total interest-bearing deposits	153,582	194	0.51%	128,399	140	0.44%
FHLB advances	54,588	145	1.06%	28,378	155	2.18%
Total interest-bearing liabilities	208,170	339	0.65%	156,777	295	0.75%
Non-interest-bearing liabilities:
Demand deposits	23,529			19,224
Other non-interest-bearing liabilities	2,805			2,131
Total liabilities	234,504			178,132
Stockholders’ equity	28,895			30,397
Total liabilities and equity	$263,399			$208,529
Net interest-earning assets (4)	$45,940			$43,451
Fully tax-equivalent net interest income		2,437			1,917

Less: tax-equivalent adjustments		(8)			—
Net interest income		$2,429			$1,917
Net interest rate spread (1)(3)			3.72%			3.67%
Net interest margin (1)(5)			3.84%			3.83%
Average of interest-earning assets to interest-bearing liabilities			122.07%			127.72%

(1)  Interest and yield on investment securities, interest rate spread and net interest margin, are presented on a tax-equivalent basis. Tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of income.  For the three months ended March 31, 2014 the yield on investment securities before tax-equivalent adjustments was 2.49% and yield on total interest-earning assets was 4.36%. Net interest rate spread before tax-equivalent adjustments for the three months ended March 31, 2014 was 3.71%, while net interest margin before tax-equivalent adjustments was 3.82%.  There were no tax-equivalent adjustments made for the three months ended March 31, 2013.

(2)  Includes loans held for sale.

(3)  Net interest rate spread represents the difference between the tax-equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)  Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)  Net interest margin represents net interest income (tax-equivalent basis) divided by average total interest-earning assets.

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

	For the Three Months Ended March 31, 2014
	Compared to the Three Months Ended
	March 31, 2013
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$502	$(28)	$474
Investment securities (1)	41	50	91
Short-term investments	1	(2)	(1)

Total interest-earning assets	544	20	564

Interest-bearing liabilities:
Savings deposits	—	—	—
NOW accounts	1	(1)	—
Money market accounts	—	6	6
Certificates of deposit	69	(21)	48

Total interest-bearing deposits	70	(16)	54

FHLB advances	143	(153)	(10)

Total interest-bearing liabilities	213	(169)	44

Change in net interest income	$331	$189	$520

(1)  Municipal securities income and net interest income are presented on a tax-equivalent basis using a tax rate of 34% resulting in an adjustment of $8,000 for the three months ended March 31, 2014.  Three months ended March 31, 2013 consisted entirely of taxable investment securities.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2014, cash and cash equivalents totaled $8.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $18.1 million at March 31, 2014. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $134.2 million. At March 31, 2014, we had $54.1 million in FHLB advances outstanding, $29.0 million in certificates of deposit obtained through a listing service and $1.2 million in brokered certificates of deposit, allowing the Company access to an additional $49.9 million in wholesale funds based on policy guidelines.

At March 31, 2014 we had $3.9 million in loan commitments outstanding. In addition to commitments to originate loans, we had $34.9 million in unadvanced funds to borrowers. Related to our secondary market activities, we had $3.5 million of forward loan sale commitments at March 31, 2014. These forward loan sale commitments were used to offset the interest rate risk associated with mortgage loans, which have had their interest rate locked by our customers.

Certificates of deposit due within one year of March 31, 2014 totaled $23.8 million, or 13.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits or other advances than we currently pay on the certificates of deposit due on or before March 31, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

Our primary investing activities are the origination and purchase of loans and the purchase of securities. During the three months ended March 31, 2014, we originated $17.9 million in loans. No securities or loans were purchased during the three months ended March 31, 2014.

Financing activities consist primarily of activity in deposit accounts, FHLB advances and the sale of residential mortgages. We experienced a net increase in total deposits of $5.5 million for the three months ended March 31, 2014. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. FHLB advances reflected a net decrease of $825,000 during the three months ended March 31, 2014. FHLB advances have primarily been used to fund loan demand and deposit outflows. We sold $2.3 million in conforming residential mortgage loans for the three months ended March 31, 2014.

Capital Management. The Bank is subject to various regulatory capital requirements including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2014, the Bank exceeded all of its regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

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

Off-Balance Sheet Arrangements.  For the three months ended March 31, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.         Quantitative and Qualitatives Disclosure About Market Risk

Not applicable to smaller reporting companies.

Item 4.         Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure (i) that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii)  that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

Neither the Company nor the Bank is engaged in pending legal proceedings material to the Company’s consolidated financial condition or results of operations.

Item 1A. Risk Factors

Other than as set forth in prior filings with the Securities and Exchange Commission or this Quarterly Report on Form 10-Q, there have been no material changes to the Risk Factors set forth in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 28, 2014.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) The following table presents a summary of the Company’s share repurchases during the quarter ended March 31, 2014.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Program (1)	Program (1)
January 1 through January 31, 2014	0	$0.00	0	49,973
February 1 through February 28, 2014	19,417	$14.84	17,000	32,973
March 1 through March 31, 2014	0	$0.00	0	32,973

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

quarter ended March 31, 2014, filed on May 13, 2014, formatted in XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

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

GEORGETOWN BANCORP, INC.
(Registrant)

Date: May 13, 2014	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2014	/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)