Form 10-Q
period 2014-06-30
Georgetown Bancorp, Inc.
filed 2014-08-12
CIK 1542299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 1,827,083 shares outstanding as of August 7, 2014.

Form 10-Q

GEORGETOWN BANCORP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At	At
	June 30,	December 31,
	2014	2013
	(Unaudited)
	(In thousands)

ASSETS
Cash and due from banks	$2,551	$3,290
Short-term investments	1,750	3,005
Total cash and cash equivalents	4,301	6,295

Securities available for sale, at fair value	20,547	18,281
Securities held to maturity, at amortized cost	905	1,050
Federal Home Loan Bank stock, at cost	2,907	2,907
Loans held for sale	2,070	1,001
Loans, net of allowance for loan losses of $2,172,000 at June 30, 2014 and $2,396,000 at December 31, 2013	224,406	223,912
Premises and equipment, net	3,715	3,669
Accrued interest receivable	725	729
Bank-owned life insurance	2,948	2,898
Other assets	2,052	2,291

Total assets	$264,576	$263,033
LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$180,464	$175,961
Short-term Federal Home Loan Bank advances	26,750	32,825
Long-term Federal Home Loan Bank advances	24,100	22,100
Mortgagors’ escrow accounts	1,324	1,230
Accrued expenses and other liabilities	2,238	1,975
Total liabilities	234,876	234,091

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value per share: 50,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value per share: 100,000,000 shares authorized, 1,828,184 shares issued at June 30, 2014 and 1,831,518 shares issued at December 31, 2013	18	18
Additional paid-in capital	19,194	19,212
Retained earnings	11,887	11,388
Accumulated other comprehensive income (loss)	33	(389)
Unearned compensation - ESOP (90,506 shares unallocated at June 30, 2014 and 94,126 shares unallocated at December 31, 2013)	(960)	(1,001)
Unearned compensation - Restricted stock (39,500 shares non-vested at June 30, 2014 and 35,751 shares non-vested at December 31, 2013)	(472)	(286)
Total stockholders’ equity	29,700	28,942

Total liabilities and stockholders’ equity	$264,576	$263,033

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)

Interest and dividend income:
Loans, including fees	$2,623	$2,189	$5,253	$4,345
Securities	151	84	288	138
Short-term investments	1	1	2	3
Total interest and dividend income	2,775	2,274	5,543	4,486

Interest expense:
Deposits	210	133	404	273
Short-term Federal Home Loan Bank advances	14	8	29	12
Long-term Federal Home Loan Bank advances	140	141	270	292
Total interest expense	364	282	703	577

Net interest and dividend income	2,411	1,992	4,840	3,909
Provision for loan losses	—	73	—	163
Net interest and dividend income, after provision for loan losses	2,411	1,919	4,840	3,746

Non-interest income:
Customer service fees	139	148	279	281
Mortgage banking income, net	81	234	124	655
Income from bank-owned life insurance	25	25	50	49
Net gain on sale of other real estate owned	8	3	8	22
Other	30	35	65	59
Total non-interest income	283	445	526	1,066

Non-interest expenses:
Salaries and employee benefits	1,177	1,234	2,416	2,431
Occupancy and equipment expenses	243	211	495	442
Data processing expenses	145	162	316	348
Professional fees	125	131	270	218
Advertising expenses	88	75	176	150
FDIC insurance	42	35	85	75
Other general and administrative expenses	279	278	578	573
Total non-interest expenses	2,099	2,126	4,336	4,237

Income before income taxes	595	238	1,030	575

Income tax provision	221	88	381	216

Net income	$374	$150	$649	$359

Weighted-average number of common shares outstanding:
Basic	1,740,806	1,829,186	1,739,671	1,836,081
Diluted	1,743,531	1,837,453	1,744,107	1,842,220

Earnings per share:
Basic	$0.21	$0.08	$0.37	$0.19
Diluted	$0.21	$0.08	$0.37	$0.19

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)

Net income	$374	$150	$649	$359

Net unrealized gain (loss) on securities available for sale	384	(628)	657	(657)
Income tax (provision) benefit	(137)	226	(235)	236
Other comprehensive income (loss), net of tax	247	(402)	422	(421)

Comprehensive income (loss)	$621	$(252)	$1,071	$(62)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation-	Compensation-
	Stock	Capital	Earnings	(Loss) Income	ESOP	Restricted Stock	Total
	(In thousands)
Balance at December 31, 2012	$19	$20,669	$10,958	$183	$(1,084)	$(182)	$30,563
Net income	—	—	359	—	—	—	359
Other comprehensive loss	—	—	—	(421)	—	—	(421)
Cash dividends paid ($0.08 per share)	—	—	(155)	—	—	—	(155)
Repurchased stock related to buyback program (67,912 shares)	—	(933)	—	—	—	—	(933)
Common stock held by ESOP allocated or committed to be allocated (3,620 shares)	—	6	—	—	42	—	48
Restricted stock granted in connection with equity incentive plan (22,000 shares)	—	281	—	—	—	(281)	—
Purchased stock related to vested restricted stock (1,933 shares)	—	(25)	—	—	—	—	(25)
Forfeiture of restricted stock (5,769 shares)	—	(60)	—	—	—	60	—
Cash disposition of stock options	—	(6)	—	—	—	—	(6)
Share based compensation - options	—	27	—	—	—	—	27
Share based compensation - restricted stock	—	—	—	—	—	62	62
Balance at June 30, 2013	$19	$19,959	$11,162	$(238)	$(1,042)	$(341)	$29,519

Balance at December 31, 2013	$18	$19,212	$11,388	$(389)	$(1,001)	$(286)	$28,942
Net income	—	—	649	—	—	—	649
Other comprehensive income	—	—	—	422	—	—	422
Cash dividends paid ($0.0825 per share)	—	—	(150)	—	—	—	(150)
Repurchased stock related to buyback program (17,000 shares)	—	(252)	—	—	—	—	(252)
Common stock held by ESOP allocated or committed to be allocated (3,620 shares)	—	14	—	—	41	—	55
Restricted stock granted in connection with equity incentive plan (22,000 shares)	—	329	—	—	—	(329)	—
Purchased stock related to vested restricted stock (2,417 shares)	—	(36)	—	—	—	—	(36)
Forfeiture of restricted stock (7,005 shares)	—	(91)	—	—	—	91	—
Exercise of stock options (3,263 shares)	—	34	—	—	—	—	34
Purchased shares from cashless exercise of options (2,175 shares)	—	(33)	—	—	—	—	(33)
Share based compensation - options	—	17	—	—	—	—	17
Share based compensation - restricted stock	—	—	—	—	—	52	52
Balance at June 30, 2014	$18	$19,194	$11,887	$33	$(960)	$(472)	$29,700

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$649	$359
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	163
Amortization of securities, net	62	50
Net change in deferred loan fees and costs	(73)	40
Depreciation and amortization expense	160	136
Decrease (increase) in accrued interest receivable	4	(47)
Income from bank-owned life insurance	(50)	(49)
Stock-based compensation expense	124	137
Gain on sales of loans	(48)	(688)
Loans originated for sale	(10,579)	(25,319)
Proceeds from sales of loans, net of repurchases	9,558	27,767
Gain on sale of other real estate owned	(8)	(22)
Write down of other real estate owned	—	5
Net change in other assets and liabilities	267	(187)
Net cash provided by operating activities	66	2,345

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	886	1,550
Purchases	(2,558)	(7,624)
Maturities, prepayments and calls of securities held to maturity	146	298
Redemption of Federal Home Loan Bank stock	—	232
Loan originations, net	(421)	(10,484)
Proceeds from sale of other real estate owned	8	444
Purchase of premises and equipment	(206)	(137)
Net cash used in investing activities	(2,145)	(15,721)

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(concluded)

	Six Months Ended
	June 30,
	2014	2013
	(In thousands)
Cash flows from financing activities:
Net change in deposits	4,503	(3,692)
Net change in Federal Home Loan Bank advances with maturities of three months or less	(6,075)	21,750
Proceeds from Federal Home Loan Bank advances with maturities greater than three months	2,500	2,000
Repayments of Federal Home Loan Bank advances with maturities greater than three months	(500)	(6,000)
Net change in mortgagors’ escrow accounts	94	77
Repurchase of common stock	(321)	(958)
Cash dividends paid on common stock	(150)	(155)
Exercise of stock options	34	—
Cash disposition of stock options	—	(6)
Net cash provided by financing activities	85	13,016

Net change in cash and cash equivalents	(1,994)	(360)

Cash and cash equivalents at beginning of period	6,295	6,789

Cash and cash equivalents at end of period	$4,301	$6,429

Supplementary information:
Interest paid on deposit accounts	$402	$272
Interest paid on advances	296	319
Income taxes paid	291	187
Loans transferred to other real estate owned	—	244
Due to broker for investment purchase	—	5,669

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)                                 Basis of Presentation

The accompanying unaudited financial statements of Georgetown Bancorp, Inc., a Maryland corporation, (the “Company”) were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and six-month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2013 Consolidated Financial Statements presented in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 28, 2014. The consolidated financial statements include the accounts of Georgetown Bank (the “Bank”) and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income available to common stockholders	$374,000	$150,000	$649,000	$359,000

Basic common shares:
Weighted average shares outstanding	1,787,851	1,891,109	1,789,851	1,899,812
Less: Weighted average unallocated ESOP shares	(91,680)	(98,921)	(92,585)	(99,826)
Add: Weighted average unvested restricted shares with non-forfeitable dividend rights	44,635	36,998	42,405	36,095
Basic weighted average common shares outstanding	1,740,806	1,829,186	1,739,671	1,836,081

Dilutive potential common shares	2,725	8,267	4,436	6,139

Diluted weighted average common shares outstanding	1,743,531	1,837,453	1,744,107	1,842,220

Basic earnings per share	$0.21	$0.08	$0.37	$0.19

Diluted earnings per share	$0.21	$0.08	$0.37	$0.19

Options to purchase 64,244 shares, representing all outstanding options, were included in the computation of diluted earnings per share for the three and six-month period ended June 30, 2014.  Options to purchase 36,211 shares, representing outstanding options that were granted in 2010, 2011 and 2012, were included in the computation of diluted earnings per share for the three and six-month period ended June 30, 2013. Options to purchase 19,150 shares, representing outstanding options that were granted in 2013, were not included in the computation of diluted earnings per share for the three and six-month period ended June 30, 2013, because to do so would have been antidilutive.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards.  The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  For nonpublic entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  Early application is permitted, but no earlier than an annual reporting period beginning after December 15, 2016, including interim periods within that reporting period.  The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860):  Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.”  The amendments in this ASU require two accounting changes.  First, the amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  This ASU also includes new disclosure requirements.  The accounting changes in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014.  For all other entities, the accounting changes are effective for annual periods beginning after December 15, 2014, and interim periods beginning after December 15, 2015.  An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.  Earlier application for a public business entity is prohibited; however, all other entities may elect to apply the requirements for interim periods beginning after December 15, 2014.  The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718):  Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.”  The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards.  This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  Earlier adoption is permitted.  ASU 2014-12 may be adopted either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements, and to all new or modified awards thereafter.  If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date.  The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

(5)                                 Securities

A summary of securities is as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
At June 30, 2014

Securities available for sale

State and municipal	$2,481	$36	$(27)	$2,490

Residential mortgage-backed securities	18,014	173	(130)	18,057

Total securities available for sale	$20,495	$209	$(157)	$20,547

Securities held to maturity

Residential mortgage-backed securities	$905	$86	$—	$991

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
At December 31, 2013

Securities available for sale

State and municipal	$2,505	$4	$(115)	$2,394

Residential mortgage-backed securities	16,381	67	(561)	15,887

Total securities available for sale	$18,886	$71	$(676)	$18,281

Securities held to maturity

Residential mortgage-backed securities	$1,050	$86	$—	$1,136

All residential mortgage-backed securities have been issued by government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2014 is as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Over ten years	$2,481	$2,490	$—	$—

Residential mortgage-backed securities	18,014	18,057	905	991

	$20,495	$20,547	$905	$991

There were no sales of securities for the three and six months ended June 30, 2014 and 2013.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position, is as follows.

	Less Than Twelve Months		Twelve Months or Greater
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
At June 30, 2014:

Securities available for sale

State and municipal	$—	$—	$(27)	$1,357

Residential mortgage-backed securities	(7)	2,405	(123)	5,630

Total temporarily impaired securities	$(7)	$2,405	$(150)	$6,987

At December 31, 2013

Securities available for sale

State and municipal	$(115)	$1,827	$—	$—

Residential mortgage-backed securities	(561)	13,389	—	—

Total temporarily impaired securities	$(676)	$15,216	$—	$—

Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

At June 30, 2014 nine securities classified as available for sale had an unrealized loss with aggregate depreciation of 1.65% from the securities amortized cost basis.  The unrealized losses on the Company’s investments in state and municipal bonds and residential mortgage backed securities were primarily caused by changes in interest rates and not by credit quality.  Many of these investments are guaranteed by the U.S. Government or its agencies, and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be other than temporary.

(6)                                 Loans and Servicing

Loans

A summary of loans is as follows.

	At		At
	June 30,		December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$90,939	40.23%	$92,450	40.93%
Home equity loans and lines of credit	15,422	6.82	15,399	6.82
Total residential mortgage loans	106,361	47.05	107,849	47.75

Commercial loans:
One- to four-family investment property	9,438	4.17	11,089	4.91
Multi-family real estate	13,729	6.07	14,462	6.40
Commercial real estate	53,884	23.83	54,272	24.02
Commercial business	16,521	7.31	16,681	7.39
Total commercial loans	93,572	41.38	96,504	42.72

Construction loans:
One- to four-family	12,068	5.34	9,848	4.36
Multi-family	9,435	4.18	7,304	3.24
Non-residential	4,251	1.88	3,955	1.75
Total construction loans	25,754	11.40	21,107	9.35

Consumer	378	0.17	408	0.18

Total loans	226,065	100.00%	225,868	100.00%

Other items:
Net deferred loan costs	513		440
Allowance for loan losses	(2,172)		(2,396)

Total loans, net	$224,406		$223,912

An analysis of the allowance for loan losses at and for the six months ended June 30, 2014 and 2013 and at December 31, 2013 is below. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
	One- to four- family	Home equity loans and lines of credit	One- to four- family investment property	Multi-family real estate	Commercial real estate	Commercial business	One- to four- family	Multi-family	Non- residential	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses

Six months ended June 30, 2014
Beginning Balance	$284	$274	$61	$108	$1,056	$291	$133	$66	$63	$15	$45	$2,396
Charge-offs	—	(14)	—	—	(211)	—	—	—	—	(1)	—	(226)
Recoveries	—	1	—	—	—	—	—	—	—	1	—	2
(Benefit) provision	(2)	(28)	(9)	(5)	(3)	(7)	(23)	19	5	(5)	58	—
Ending Balance	$282	$233	$52	$103	$842	$284	$110	$85	$68	$10	$103	$2,172

Six months ended June 30, 2013
Beginning Balance	$378	$254	$62	$40	$668	$159	$149	$34	$25	$11	$—	$1,780
Charge-offs	(130)	—	—	—	—	—	—	—	—	(2)	—	(132)
Recoveries	13	—	—	—	—	—	—	—	—	3	—	16
Provision (benefit)	37	(8)	14	5	65	13	(28)	2	64	(1)	—	163
Ending Balance	$298	$246	$76	$45	$733	$172	$121	$36	$89	$11	$—	$1,827

At June 30, 2014

Allowance for loan losses
Individually evaluated for impairment	$7	$—	$—	$—	$37	$—	$—	$—	$—	$—	$—	$44
Collectively evaluated for impairment	275	233	52	103	805	284	110	85	68	10	103	2,128
	$282	$233	$52	$103	$842	$284	$110	$85	$68	$10	$103	$2,172

Loans
Individually evaluated for impairment	$319	$28	$—	$—	$565	$—	$—	$—	$—	$—	$—	$912
Collectively evaluated for impairment	90,620	15,394	9,438	13,729	53,319	16,521	12,068	9,435	4,251	378	—	225,153
	$90,939	$15,422	$9,438	$13,729	$53,884	$16,521	$12,068	$9,435	$4,251	$378	$—	$226,065

At December 31, 2013

Allowance for loan losses
Individually evaluated for impairment	$7	$49	$—	$—	$277	$—	$—	$—	$—	$—	$—	$333
Collectively evaluated for impairment	277	225	61	108	779	291	133	66	63	15	45	2,063
	$284	$274	$61	$108	$1,056	$291	$133	$66	$63	$15	$45	$2,396

Loans
Individually evaluated for impairment	$321	$428	$—	$—	$2,406	$—	$—	$—	$—	$—	$—	$3,155
Collectively evaluated for impairment	92,129	14,971	11,089	14,462	51,866	16,681	9,848	7,304	3,955	408	—	222,713
	$92,450	$15,399	$11,089	$14,462	$54,272	$16,681	$9,848	$7,304	$3,955	$408	$—	$225,868

The following is a summary of past-due and non-accrual loans at June 30, 2014 and December 31, 2013. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
At June 30, 2014:

Residential loans:
One- to four-family	$—	$—	$—	$—	$90,939	$90,939	$—	$—
Home equity loans and lines of credit	—	—	74	74	15,348	15,422	—	74

Commercial loans:
One- to four-family investment property	—	—	—	—	9,438	9,438	—	—
Multi-family real estate	—	—	—	—	13,729	13,729	—	—
Commercial real estate	298	—	267	565	53,319	53,884	—	267
Commercial business	—	—	—	—	16,521	16,521	—	—

Construction loans:
One- to four-family	—	—	—	—	12,068	12,068	—	—
Multi-family	—	—	—	—	9,435	9,435	—	—
Non-residential	—	—	—	—	4,251	4,251	—	—

Consumer	1	—	2	3	375	378	—	2

Total	$299	$—	$343	$642	$225,423	$226,065	$—	$343

At December 31, 2013:

Residential loans:
One- to four-family	$—	$245	$—	$245	$92,205	$92,450	$—	$—
Home equity loans and lines of credit	15	—	399	414	14,985	15,399	—	399

Commercial loans:
One- to four-family investment property	—	—	—	—	11,089	11,089	—	—
Multi-family real estate	—	—	—	—	14,462	14,462	—	—
Commercial real estate	—	267	—	267	54,005	54,272	—	—
Commercial business	—	—	—	—	16,681	16,681	—	—

Construction loans:
One- to four-family	—	—	—	—	9,848	9,848	—	—
Multi-family	—	—	—	—	7,304	7,304	—	—
Non-residential	—	—	—	—	3,955	3,955	—	—

Consumer	1	—	—	1	407	408	—	—

Total	$16	$512	$399	$927	$224,941	$225,868	$—	$399

The following is an analysis of impaired loans at June 30, 2014 and December 31, 2013.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
(In thousands)

At June 30, 2014

Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$—	$—	$—	$—	$—
Home equity loans and lines of credit	28	28	—	29	—
Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	298	298	—	300	9
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—

Total impaired with no related allowance	$326	$326	$—	$329	$9

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$319	$319	$7	$320	$8
Home equity loans and lines of credit	—	—	—	228	—

Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	267	267	37	754	8
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—

Total with an allowance recorded	$586	$586	$44	$1,302	$16

At December 31, 2013

Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$—	$—	$—	$—	$—
Home equity loans and lines of credit	29	29	—	31	1

Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	301	301	—	304	18
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—

Total impaired with no related allowance	$330	$330	$—	$335	$19

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$321	$321	$7	$379	$13
Home equity loans and lines of credit	399	399	49	377	2

Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	2,105	2,208	277	2,105	104
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—

Total with an allowance recorded	$2,825	$2,928	$333	$2,861	$119

There were no loan modifications made that resulted in the classification of a troubled debt restructure (“TDR”) during the six months ended June 30, 2014 and 2013.

At June 30, 2014 and December 31, 2013 there were no TDRs in default of their modified terms.

The following table represents the Company’s loans by risk rating at June 30, 2014 and December 31, 2013. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
	One- to four- family	Home equity loans and lines of credit	One- to four- family investment property	Multi-family real estate	Commercial real estate	Commercial business	One- to four- family	Multi-family	Non- residential	Consumer	Total
	(In thousands)
At June 30, 2014

Classification:
Not formally rated	$90,620	$15,348	$—	$—	$—	$—	$—	$—	$—	$376	$106,344
Pass	—	—	9,438	13,729	53,617	16,521	12,068	9,435	4,251	—	119,059
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	319	74	—	—	267	—	—	—	—	2	662
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$90,939	$15,422	$9,438	$13,729	$53,884	$16,521	$12,068	$9,435	$4,251	$378	$226,065

At December 31, 2013

Classification:
Not formally rated	$92,129	$15,000	$—	$—	$—	$—	$—	$—	$—	$408	$107,537
Pass	—	—	11,089	14,462	51,900	16,681	9,848	7,304	3,955	—	115,239
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	321	399	—	—	2,372	—	—	—	—	—	3,092
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$92,450	$15,399	$11,089	$14,462	$54,272	$16,681	$9,848	$7,304	$3,955	$408	$225,868

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

On an annual basis, or more often if needed, the Bank formally reviews the ratings on all commercial and construction loans.  For residential real estate and consumer loans, the Bank initially assesses credit quality based on the borrower’s ability to pay and subsequently monitors these loans based on the borrower’s payment activity; however, these loans are not formally risk-rated.

Loans serviced for others and mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $115.7 million and $117.7 million at June 30, 2014 and December 31, 2013, respectively.

The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was $1.4 million at June 30, 2014 and December 31, 2013, and was determined using the moving average 10-year, U.S. Treasury rate plus 5.0%, adjusted to reflect the current credit spreads and conditions in the market as a discount rate. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association and an independent third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the independent third party valuation specialist.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity-related valuation allowances.

	Six Months Ended
	June 30,
	2014	2013
	(In thousands)

Mortgage servicing rights:
Balance at beginning of period	$1,084	$910
Additions	48	375
Amortization	(178)	(163)
Balance at end of period	954	1,122

Valuation allowances:
Balance at beginning of period	26	20
Additions	—	3
Recoveries	(22)	(15)
Balance at end of period	4	8

Mortgage servicing assets, net	$950	$1,114

Fair value of mortgage servicing assets	$1,386	$1,429

(7)                                 Secured Borrowings and Collateral

Federal Home Loan Bank advances

At June 30, 2014, all Federal Home Loan Bank (“FHLB”) of Boston advances were secured by a blanket security agreement on qualified collateral, principally first mortgage loans on owner-occupied residential property in the amount of $81.8 million, and mortgage-backed securities with a fair value of $19.0 million.

(8)                                 Fair Value Measurements

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

Level l - Valuation is based on quoted prices in active markets for identical assets or liabilities. Level l assets and liabilities generally include debt and equity securities that are traded in an active exchange market. At June 30, 2014, the Company had no assets or liabilities valued using Level 1 measurements.

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

All of the Company’s securities that are measured at fair value are included in Level 2 and are based on pricing models from independent, third party pricing services that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no liabilities measured at fair value. All of the Company’s impaired loans and other real estate owned that are measured at fair value are included in Level 3 and are based on the appraised value of the underlying collateral considering discounting factors, if deemed appropriate, and adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation. The Company did not have any significant transfers of assets or liabilities to or from Levels 1 and 2 of the fair value hierarchy during the six month period ended June 30, 2014.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 are summarized below.

				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
At June 30, 2014

Assets

Securities available for sale

State and municipal	$—	$2,490	$—	$2,490

Residential mortgage-backed securities	—	18,057	—	18,057

Total securities available for sale	$—	$20,547	$—	$20,547

At December 31, 2013

Assets

Securities available for sale

State and municipal	$—	$2,394	$—	$2,394

Residential mortgage-backed securities	—	15,887	—	15,887

Total securities available for sale	$—	$18,281	$—	$18,281

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. Assets measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013 are summarized below. The fair value adjustments relate to the amount of write-down recorded or related allowance recorded as of June 30, 2014 and December 31, 2013.

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
	(In thousands)
At June 30, 2014

Impaired loans	$—	$—	$542	$542	$(44)

At December 31, 2013

Impaired loans	$—	$—	$2,492	$2,492	$(333)

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

Off-balance-sheet instruments: Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At June 30, 2014 and December 31, 2013, the fair value of commitments outstanding is not significant since fees charged are not material.

The estimated fair values and related carrying amounts of the Company’s financial instruments at June 30, 2014 and December 31, 2013 are as follows.

	June 30, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$4,301	$1,301	$—	$—	$1,301
Securities available for sale	20,547	—	20,547	—	20,547
Securities held to maturity	905	—	991	—	991
FHLB stock	2,907	2,907	—	—	2,907
Loans held for sale	2,070	2,097	—	—	2,097
Loans, net	224,406	—	—	223,234	223,234
Accrued interest receivable	725	725	—	—	725
Capitalized mortgage servicing rights	950	—	1,386	—	1,386

Financial liabilities:
Deposits	$180,464	$—	$180,953	$—	$180,953
Short-term FHLB advances	26,750	26,750	—	—	26,750
Long-term FHLB advances	24,100	—	24,394	—	24,394
Mortgagors’ escrow accounts	1,324	1,324	—	—	1,324
Accrued interest payable	51	51	—	—	51

	December 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$6,295	$6,295	$—	$—	$6,295
Securities available for sale	18,281	—	18,281	—	18,281
Securities held to maturity	1,050	—	1,136	—	1,136
FHLB stock	2,907	2,907	—	—	2,907
Loans held for sale	1,001	1,019	—	—	1,019
Loans, net	223,912	—	—	223,659	223,659
Accrued interest receivable	729	729	—	—	729
Capitalized mortgage servicing rights	1,058	—	1,361	—	1,361

Financial liabilities:
Deposits	$175,961	$—	$176,405	$—	$176,405
Short-term FHLB advances	32,825	32,825	—	—	32,825
Long-term FHLB advances	22,100	—	22,405	—	22,405
Mortgagors’ escrow accounts	1,230	1,230	—	—	1,230
Accrued interest payable	45	45	—	—	45

(9)                                 Equity Incentive Plan

At June 30, 2014, the Company had two equity incentive plans, the 2009 Equity Plan and the 2014 Equity Plan. The 2009 plan was described more fully in Note 12 of the consolidated financial statements and notes thereto for the year ended December 31, 2013. The 2014 Equity plan was approved by shareholders at the annual meeting on May 20, 2014 and was more fully described in the proxy statement for the annual meeting. No shares have been issued from the 2014 Equity Plan.

The following table presents the activity for the 2009 Equity Plan for the six months ended June 30, 2014.

	Stock Options
	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	52,924	$11.12
Granted	22,000	$14.98
Exercised	(3,263)	$10.56
Forfeited	(7,417)	$13.61

Outstanding at end of period	64,244	$12.19

Exercisable at end of period	25,163

Options Outstanding			Options Exercisable
Number	Weighted-Average	Weighted	Number	Weighted
Outstanding	Remaining	Average	Exercisable	Average
as of 06/30/2014	Contractual Life	Exercise Price	as of 06/30/2014	Exercise Price

10,062	5.65 Years	$9.33	8,909	$9.33
10,651	6.65 Years	$9.55	8,130	$9.55
9,196	7.65 Years	$9.58	4,513	$9.58
15,550	8.65 Years	$14.00	3,611	$14.00
18,785	9.65 Years	$14.98	—	$—
64,244	8.00 Years	$12.26	25,163	$10.12

	Non-vested
	Restricted Stock
	Number of Shares	Weighted Average Grant Date Value

Outstanding at beginning of year	35,751	$10.83
Granted	22,000	$14.98
Vested	(11,246)	$10.21
Forfeited	(7,005)	$13.00
Outstanding at end of period	39,500	$12.93

As of June 30, 2014, unrecognized share-based compensation expense related to non-vested options amounted to $183,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $472,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 3.4 and 3.5 years, respectively.

For the six months ended June 30, 2014, the Company recognized compensation expense for stock options of $17,000 with a related tax benefit of $4,000. The related tax benefit applies only to non-qualified stock options. For the six months ended June 30, 2014, the Company recognized compensation expense for restricted stock awards of $52,000 with a related tax benefit of $21,000.

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

Overview

The Company’s results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and advances. The Company also generates non-interest income, primarily from fees and service charges and mortgage banking income. The Company’s non-interest expense primarily consists of employee compensation and benefits, occupancy and equipment expense, advertising, data processing, professional fees and other operating expenses.

We continued to maintain strong asset quality, as non-performing assets to total assets was 0.13% at June 30, 2014, decreasing slightly from 0.15% at December 31, 2013. Net income for the six months ended June 30, 2014 increased $290,000, or 80.8% compared to the same period in 2013. The increase in net income was driven by the expansion of our net interest margin and no provision for loan losses, partially offset by a decrease in non-interest income. Net interest and dividend income increased primarily due to an increase in loans outstanding. Non-interest income decreased $540,000, or 50.7% primarily due to a decline in mortgage banking income. Mortgage banking income has declined, as the volume of residential loan sales has been negatively affected by lower loan refinancing volumes. The Company continues to focus on generating commercial loans and core deposit growth, the development of our mortgage banking operation and increasing operating efficiencies, which we believe will build long-term shareholder value. To support the continued growth of our commercial loans, we expect to open a Loan Production Office (LPO) in southern New Hampshire during the second half of 2014.

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

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Total assets increased $1.5 million, or 0.6%, to $264.6 million at June 30, 2014 from $263.0 million at December 31, 2013. The increase was primarily from increases in securities available for sale and loans held for sale, offset by a decrease in cash and cash equivalents.

Cash and cash equivalents decreased $2.0 million, or 31.7%, to $4.3 million at June 30, 2014 from $6.3 million at December 31, 2013. The decrease in cash and cash equivalents resulted primarily from the purchase of available for sale securities. We expect cash and cash equivalents balances to decrease as they are used to fund loan demand.

Loans, net (excluding loans held for sale) increased $494,000, or 0.2%, to $224.4 million at June 30, 2014 from $223.9 million at December 31, 2013, due primarily to an increase in construction loans, partially offset by decreases in commercial loans and residential mortgage loans. Despite the current competitive market, we have decided to maintain our historically high underwriting standards instead of relaxing these standards and we have not reduced loan rates below levels at which we could not operate profitably.  Construction loans increased $4.6 million, or 22.2%, to $25.8 million at June 30, 2014 from $21.1 million at December 31, 2013, primarily due to a $2.2 million, or 22.5% increase in one- to-four family construction loans and a $2.1 million, or 29.2% increase in multi-family construction loans. The majority of our construction loans remain collateralized by residential real estate (83.5% at June 30, 2014 and 81.3% at December 31, 2013).  One- to four-family investment property loans decreased $1.7 million, or 14.9%, to $9.4 million at June 30, 2014 from $11.1 million at December 31, 2013. Multi-family real estate loans decreased $733,000 or 5.1% to $13.7 million at June 30, 2014 from $14.5 million at December 31, 2013. One- to four-family loans decreased $1.5 million, or 1.63%, to $90.9 million at June 30, 2014 from $92.4 million at December 31, 2013. Home equity loans increased $23,000, or 0.15%, to $15.4 million at June 30, 2014 from $15.4 million at December 31, 2013.

Our total securities portfolio increased $2.1 million, or 11.0%, to $21.4 million at June 30, 2014 from $19.3 million at December 31, 2013, as we invested cash flows in available for sale securities and the fair value of the investment portfolio increased.

Deposits increased $4.5 million, or 2.6%, to $180.5 million at June 30, 2014 from $176.0 million at December 31, 2013. The increase was primarily due to increases in money market accounts, NOW accounts and certificates of deposits, partially offset by a decrease in demand deposit and savings accounts. Certificates of deposit increased $1.2 million, or 1.9%, as funds gathered through the use of deposit listing services of $3.2 million were partially offset by declines in retail certificates of deposit. NOW accounts increased $2.0 million, or 6.8%. Money market accounts increased $3.4 million or 7.9%. Demand deposits decreased $1.3 million, or 5.0%. Savings accounts decreased $815,000, or 5.5%. Management continues to focus on the generation of core checking accounts.

Total FHLB advances decreased $4.1 million, or 7.4% to $50.9 million at June 30, 2014 compared to $54.9 million at December 31, 2013. Short-term advances decreased $6.1 million during the six months ended June 30, 2014.  However, management continues to maintain short-term advances as it is taking advantage of the current yield curve and the expectations that short-term rates will not increase in the near-term.

Stockholders’ equity increased $758,000 or 2.6% to $29.7 million at June 30, 2014. The increase resulted primarily from net income of $649,000 for the six months ended June 30, 2014 and other comprehensive income, partially offset by the shares repurchased as part of an announced buyback program and dividend payments. The other comprehensive income, net of taxes, of $422,000 reflects the change in net unrealized gains/losses on securities available for sale from a net unrealized loss of $389,000 at December 31, 2013 to a net unrealized gain of $33,000 at June 30, 2014. There were 21,592 shares repurchased at a cost of $321,000 during the six months ended June 30, 2014. Dividend payments totaled $150,000 for the six months ended June 30, 2014.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At		At
	June 30,		December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$90,939	40.23%	$92,450	40.93%
Home equity loans and lines of credit	15,422	6.82	15,399	6.82
Total residential mortgage loans	106,361	47.05	107,849	47.75

Commercial loans:
One- to four-family investment property	9,438	4.17	11,089	4.91
Multi-family real estate	13,729	6.07	14,462	6.40
Commercial real estate	53,884	23.83	54,272	24.02
Commercial business	16,521	7.31	16,681	7.39
Total commercial loans	93,572	41.38	96,504	42.72

Construction loans:
One- to four-family	12,068	5.34	9,848	4.36
Multi-family	9,435	4.18	7,304	3.24
Non-residential	4,251	1.88	3,955	1.75
Total construction loans	25,754	11.40	21,107	9.35

Consumer	378	0.17	408	0.18

Total loans	226,065	100.00%	225,868	100.00%

Other items:
Net deferred loan costs	513		440
Allowance for loan losses	(2,172)		(2,396)

Total loans, net	$224,406		$223,912

Asset Quality. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due are generally considered non-performing assets.

	At June 30,	At December 31,
	2014	2013
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$74	$399
Commercial loans	267	—
Construction loans	—	—
Consumer	2	—

Total non-accrual loans	343	399

Non-performing restructured loans	—	—

Total non-performing loans	343	399

Other real estate owned	—	—

Total non-performing assets	$343	$399

Ratios:
Non-performing loans to total loans	0.15%	0.18%
Non-performing assets to total assets	0.13%	0.15%
Allowance for loan losses to non-performing loans	633.24%	600.50%

Total delinquent loans decreased $285,000, from $927,000 at December 31, 2013 to $642,000 at June 30, 2014, primarily due to the foreclosure sale of a home equity loan totaling $399,000.

Non-performing assets decreased $56,000 to $343,000 at June 30, 2014 compared to $399,000 at December 31, 2013. Total non-performing assets represented 0.13% of total assets at June 30, 2014 and 0.15% of total assets at December 31, 2013.

Loans classified as substandard decreased $2.4 million to $662,000 at June 30, 2014 from $3.1 million at December 31, 2013. The decrease in substandard loans was primarily due to the sale of our mortgage on one commercial real estate loan, which had previously been fully reserved for. All of these credits continue to be managed in an effort to minimize loss to the Bank.

The allowance for loan losses decreased $224,000 to $2.2 million at June 30, 2014 due to the charge-off activity during the six-months ended June 30, 2014. Loan charge-offs were $226,000 and recoveries were $2,000 for the six months ended June 30, 2014, as compared to loan charge-offs of $132,000 and loan recoveries of $16,000 for the same period in 2013. The allowance represented 0.96% of total loans at June 30, 2014 and 1.06% of total loans at December 31, 2013. At these levels, the allowance for loan losses as a percentage of non-performing loans was 633.24% at June 30, 2014 and 600.50% at December 31, 2013.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

General. Net income increased $224,000, or 149.3%, to $374,000 for the three months ended June 30, 2014, compared to net income of $150,000 for the three months ended June 30, 2013. The increase was primarily due to an increase in net interest and dividend income and a decrease in the provision for loan losses, partially offset by a decrease in mortgage banking income.

Interest and Dividend Income. Interest and dividend income increased $501,000, or 22.0%, to $2.8 million for the three months ended June 30, 2014, due to increases in interest income on loans and interest income on investment securities. Interest income on loans increased $434,000, or 19.8%, to $2.6 million for the three months ended June 30, 2014, due to a $41.3 million, or 21.9%, increase in the average balance of loans, partially offset by an eight basis point decrease in yield to 4.56% for the three months ended June 30, 2014 from 4.64% for the three months ended June 30, 2013.

Interest and dividend income on investment securities increased $67,000, or 79.8%, to $151,000 for the three months ended June 30, 2014 from $84,000 for the three months ended June 30, 2013, due to a $7.6 million, or 47.2% increase in the average balance of investment securities for the three months ended June 30, 2014 and by a 46 basis point increase in yield to 2.57% for the three months ended June 30, 2014 from 2.10% for the three months ended June 30, 2013. The increase in investment securities was in residential mortgage-backed securities and state and municipal obligations.

Interest Expense. Interest expense increased $82,000, or 29.1%, to $364,000 for the three months ended June 30, 2014 from $282,000 for the three months ended June 30, 2013. Interest expense on deposits increased $77,000, or 57.9%, to $210,000 for the three months ended June 30, 2014 from $133,000 for the three months ended June 30, 2013, due to an increase in the average balance of interest-bearing deposits of $30.1 million, or 24.0%, to $155.7 million for the three months ended June 30, 2014 from $125.6 million for the three months ended June 30, 2013 and by an increase in the average rate we paid on interest-bearing deposits to 0.54% for the three months ended June 30, 2014 compared to 0.42% for the three months ended June 30, 2013.  The increase in the average balance of interest-bearing deposits is due primarily to the increase in certificate of deposit accounts obtained through a listing service. The average balance of these deposits for the three months ended June 30, 2014 totaled $29.2 million and the associated interest expense totaled $74,000.  There were no balances in deposits obtained through a listing service during the three months ended June 30, 2013.

Interest expense on FHLB advances increased $5,000, or 3.4%, to $154,000 for the three months ended June 30, 2014 from $149,000 for the three months ended June 30, 2013. The increase was due to the average balance, which increased $17.8 million, or 48.6%, to $54.6 million for the three months ended June 30, 2014 from $36.7 million for the three months ended June 30, 2013, partially offset by a 49 basis point decrease in the average rate we paid on FHLB advances to 1.13% for the three months ended June 30, 2014 compared to 1.62% for the three months ended June 30, 2013.  The increase in average balances was due primarily to short-term advances, which increased $14.2 million, or 87.9%, to $30.4 million for the three months ended June 30, 2014 from $16.2 million for the same period in 2013.

Net Interest and Dividend Income. Net interest and dividend income increased $419,000, or 21.0%, to $2.4 million for the three months ended June 30, 2014 compared to $2.0 million for the three months ended June 30, 2013. The increase in net interest income was primarily the result of a $1.9 million or 4.4%, increase in net average interest-earning assets to $46.4 million for the three months ended June 30, 2014, from $44.5 million for the same period in 2013, partially offset by a nine basis point decrease in net interest margin to 3.77% for the three months ended June 30, 2014 compared to the same period in 2013. Our net interest margin may compress in the future due to competitive pricing in our market area.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we did not record a provision for loan losses for the three months ended June 30, 2014 compared to $73,000 for the three months ended June 30, 2013. We recorded $15,000 in loan charge-offs and $2,000 in loan recoveries during the three months ended June 30, 2014. The allowance for loan losses was $2.2 million, or 0.96% of total loans and 633.24% of non-performing loans at June 30, 2014, compared to an allowance for loan losses of $2.4 million, or 1.06% of total loans and 600.50% of non-performing loans at December 31, 2013.

Non-interest Income. Non-interest income decreased $162,000, or 36.4%, to $283,000 for the three months ended June 30, 2014 from $445,000 for the three months ended June 30, 2013, primarily due to a decrease in mortgage banking income. Mortgage banking income decreased $153,000, or 65.4%, to $81,000 for the three months ended June 30, 2014 from $234,000 for the three months ended June 30, 2013. Loan sale volume decreased $3.4 million, or 30.8%, to $7.5 million for the three months ended June 30, 2014 from $10.9 million for the three months ended June 30, 2013.The percentage gain on the loans sold decreased 94 basis points to 1.41% for the three months ended June 30, 2014 from 2.35% for the same period in 2013.  In addition, the loan sale volume was negatively affected by a decline in loan refinancing volume. We intend to continue to expand the geographic footprint of our residential loan origination staff as a means to increase revenue from our mortgage banking operations.

Non-interest Expense. Non-interest expense decreased $27,000, or 1.3%, to $2.1 million for the three months ended June 30, 2014 compared to the same period in 2013. Salaries and benefits expense decreased $57,000, or 4.6%, as there was a reduction in costs associated with the staff reorganization that took place in 2013, offset by increases in commercial lending staff salaries. Occupancy and equipment expense increased $32,000, or 15.2% primarily due to depreciation expense associated with a new commercial loan software system and expenses related to the removal of ATM equipment and associated costs to terminate the lease that housed the equipment.

Income Tax Expense. The income before income taxes of $595,000 resulted in income tax expense of $221,000 for the three months ended June 30, 2014, compared to income before income taxes of $238,000 resulting in an income tax expense of $88,000 for the three months ended June 30, 2013. The effective income tax rate was 37.1% for the three months ended June 30, 2014 compared to 37.0% for the three months ended June 30, 2013.

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

	Three Months Ended June 30,
	2014			2013
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$229,975	$2,623	4.56%	$188,685	$2,189	4.64%
Investment securities (1)	23,544	159	2.70%	15,993	86	2.15%
Short-term investments	3,174	1	0.13%	2,096	1	0.19%
Total interest-earning assets	256,693	2,783	4.34%	206,774	2,276	4.40%
Non-interest-earning assets	9,118	—		8,851	—
Total assets	$265,811	2,783		$215,625	2,276

Interest-bearing liabilities:
Savings deposits	$13,820	1	0.03%	$12,473	—	0.00%
NOW accounts	30,631	14	0.18%	27,773	9	0.13%
Money market accounts	45,340	20	0.18%	45,192	7	0.06%
Certificates of deposit	65,911	175	1.06%	40,132	117	1.17%
Total interest-bearing deposits	155,702	210	0.54%	125,570	133	0.42%
FHLB advances	54,581	154	1.13%	36,735	149	1.62%
Total interest-bearing liabilities	210,283	364	0.69%	162,305	282	0.69%
Non-interest-bearing liabilities:
Demand deposits	23,490			20,017
Other non-interest-bearing liabilities	3,216			3,159
Total liabilities	236,989			185,481
Stockholders’ equity	28,822			30,144
Total liabilities and equity	$265,811			$215,625
Net interest-earning assets (4)	$46,410			$44,469
Fully tax-equivalent net interest income		2,419			1,994

Less: tax-equivalent adjustments		(8)			(2)
Net interest income		$2,411			$1,992
Net interest rate spread (1)(3)			3.65%			3.71%
Net interest margin (1)(5)			3.77%			3.86%
Average of interest-earning assets to interest-bearing liabilities			122.07%			127.40%

(1)         Interest and yield on investment securities, interest rate spread and net interest margin, are presented on a tax-equivalent basis.  Tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of income.  For the three months ended June 30, 2014 and 2013 the yield on investment securities before tax-equivalent adjustments was 2.57% and 2.10%, respectively, and the yield on total interest-earning assets was 4.32% and 4.40%, respectively. Net interest rate spread before tax-equivalent adjustments for the three months ended June 30, 2014 and 2013 was 3.63% and 3.71%, respectively, while net interest margin before tax-equivalent adjustments was 3.76% and 3.85%, respectively.

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

	For the Three Months Ended June 30, 2014
	Compared to the Three Months Ended
	June 30, 2013
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$479	$(45)	$434
Investment securities (1)	41	32	73
Short-term investments	1	(1)	—

Total interest-earning assets	521	(14)	507

Interest-bearing liabilities:
Savings deposits	—	1	1
NOW accounts	1	4	5
Money market accounts	—	13	13
Certificates of deposit	75	(17)	58

Total interest-bearing deposits	76	1	77

FHLB advances	72	(67)	5

Total interest-bearing liabilities	148	(66)	82

Change in net interest income	$373	$52	$425

(1)    Municipal securities income and net interest income are presented on a tax-equivalent basis using a tax rate of 34% resulting in an adjustment of $8,000 and $2,000 for the three months ended June 30, 2014 and 2013, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and 2013

General. Net income increased $290,000, or 80.8%, to $649,000 for the six months ended June 30, 2014, compared to net income of $359,000 for the six months ended June 30, 2013. The increase was primarily due to an increase in net interest and dividend income and a decrease in the provision for loan losses, partially offset by a decrease in mortgage banking income and an increase in non-interest expenses.

Interest and Dividend Income. Interest and dividend income increased $1.1 million, or 23.6%, to $5.5 million for the six months ended June 30, 2014, due to increases in interest income on loans and interest income on investment securities. Interest income on loans increased $908,000, or 20.9%, to $5.3 million for the six months ended June 30, 2014, due to a $42.2 million, or 22.6%, increase in the average balance of loans, partially offset by a six basis point decrease in yield to 4.59% for the six months ended June 30, 2014 from 4.65% for the six months ended June 30, 2013.

Interest and dividend income on investment securities increased $150,000, or 108.7%, to $288,000 for the six months ended June 30, 2014 from $138,000 for the six months ended June 30, 2013, due to a $8.5 million, or 59.9% increase in the average balance of investment securities for the six months ended June 30, 2014 and by a 59 basis point increase in yield to 2.53% for the six months ended June 30, 2014 from 1.94% for the six months ended June 30, 2013. The increase in investment securities was in residential mortgage-backed securities and state and municipal obligations.

Interest Expense. Interest expense increased $126,000, or 21.8%, to $703,000 for the six months ended June 30, 2014 from $577,000 for the six months ended June 30, 2013. Interest expense on deposits increased $131,000, or 48.0%, to $404,000 for the six months ended June 30, 2014 from $273,000 for the six months ended June 30, 2013, due to an increase in the average balance of interest-bearing deposits of $27.7 million, or 21.8%, to $154.6 million for the six months ended June 30, 2014 from $127.0 million for the six months ended June 30, 2013 and by an increase in the average rate we paid on interest-bearing deposits to 0.52% for the six months ended June 30, 2014 compared to 0.43% for the six months ended June 30, 2013. The increase in the average balance of interest-bearing deposits is due primarily to the increase in certificate of deposit accounts obtained through a listing service. The average balance of these deposits for the six months ended June 30, 2014 totaled $28.6 million and the associated interest expense totaled $138,000.  There were no balances in deposits obtained through a listing service during the six months ended June 30, 2013.

Interest expense on FHLB advances decreased $5,000, or 1.6%, to $299,000 for the six months ended June 30, 2014 from $304,000 for the six months ended June 30, 2013. The decrease was primarily due to a 77 basis point decrease in the average rate we paid on FHLB advances to 1.10% for the six months ended June 30, 2014 compared to 1.87% for the six months ended June 30, 2013, partially offset by an increase in the average balance, which increased $22.0 million, or 67.5%, to $54.6 million for the six months ended June 30, 2014 from $32.6 million for the six months ended June 30, 2013.  The increase in average balances was due primarily to short-term advances, which increased $19.4 million, or 165.6%, to $31.2 million for the six months ended June 30, 2014 from $11.8 million for the same period in 2013.

Net Interest and Dividend Income. Net interest and dividend income increased $931,000, or 23.8%, to $4.8 million for the six months ended June 30, 2014 compared to $3.9 million for the six months ended June 30, 2013. The increase in net interest income was primarily the result of a $2.2 million, or 5.0%, increase in net average interest-earning assets to $46.2 million for the six months ended June 30, 2014, from $44.0 million for the same period in 2013, partially offset by a five basis point decrease in net interest margin to 3.79% for the six months ended June 30, 2014 compared to the same period in 2013. Our net interest margin may compress in the future due to competitive pricing in our market area.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we did not record a provision for loan losses for the six months ended June 30, 2014 compared to $163,000 for the six months ended June 30, 2013. We recorded $226,000 in loan charge-offs and $2,000 in loan recoveries during the six months ended June 30, 2014. The allowance for loan losses was $2.2 million, or 0.96% of total loans and 633.24% of non-performing loans at June 30, 2014, compared to an allowance for loan losses of $2.4 million, or 1.06% of total loans and 600.50% of non-performing loans at December 31, 2013.

Non-interest Income. Non-interest income decreased $540,000, or 50.7%, to $526,000 for the six months ended June 30, 2014 from $1.1 million for the six months ended June 30, 2013, primarily due to a decrease in mortgage banking income. Mortgage banking income decreased $531,000 or 81.1%, to $124,000 for the six months ended June 30, 2014 from $655,000 for the six months ended June 30, 2013. Loan sale volume decreased $16.6 million, or 61.3%, to $10.5 million for the six months ended June 30,2014 from $27.1 million for the six months ended June 30, 2013. The percentage gain on the loans sold decreased 92 basis points to 1.58% for the six months ended June 30, 2014 from 2.50% for the same period in 2013.  The loan sale volume was negatively affected by a decline in loan refinancing volume.  As a result of an FNMA industry wide audit program, we were required to repurchase four loans previously sold to FNMA during 2013. The reduction in income associated with the repurchases was $34,000 during the six months ended June 30, 2014.  As the audit process continues we may be subject to additional repurchases in the future. We intend to continue to expand the geographic footprint of our residential loan origination staff as a means to increase revenue from our mortgage banking operations. Other non-interest income included $55,000 of fees associated with commercial lines of credit facilities for the six months ended June 30, 2014 compared to $45,000 for the six months ended June 30, 2013.

Non-interest Expense. Non-interest expense increased $99,000, or 2.3%, to $4.3 million for the six months ended June 30, 2014 compared to the same period in 2013. Occupancy and equipment expense increased $53,000, or 12.0% primarily due to depreciation expense associated with a new commercial loan software system. Professional fees increased $52,000, or 23.9% primarily due to the implementation of a sub-servicing function for residential loans.  These increases were partially offset by a decrease in data processing expenses of $32,000 or 9.1% due to the reduction of one-time implementation fees incurred during the six-months ended June 30, 2014 compared to the same period in 2013.

Income Tax Expense. The income before income taxes of $1.0 million resulted in income tax expense of $381,000 for the six months ended June 30, 2014, compared to income before income taxes of $575,000 resulting in an income tax expense of $216,000 for the six months ended June 30, 2013. The effective income tax rate was 37.0% for the six months ended June 30, 2014 compared to 37.6% for the six months ended June 30, 2013

Average Balance Sheet. The following table sets forth certain information regarding the Company’s average balance sheet for the periods indicated, including the average yields on its interest-earning assets and the average costs of its interest-bearing liabilities.

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

	Six Months Ended June 30,
	2014			2013
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$229,133	$5,253	4.59%	$186,942	$4,345	4.65%
Investment securities (1)	22,792	303	2.66%	14,253	140	1.97%
Short-term investments	3,483	2	0.11%	2,324	3	0.26%
Total interest-earning assets	255,408	5,558	4.35%	203,519	4,488	4.41%
Non-interest-earning assets	9,204	—		8,577	—
Total assets	$264,612	5,558		$212,096	4,488

Interest-bearing liabilities:
Savings deposits	$14,066	2	0.03%	$12,319	1	0.02%
NOW accounts	30,722	28	0.18%	27,836	23	0.17%
Money market accounts	44,391	31	0.14%	46,195	13	0.06%
Certificates of deposit	65,469	343	1.05%	40,627	236	1.16%
Total interest-bearing deposits	154,648	404	0.52%	126,977	273	0.43%
FHLB advances	54,585	299	1.10%	32,579	304	1.87%
Total interest-bearing liabilities	209,233	703	0.67%	159,556	577	0.72%
Non-interest-bearing liabilities:
Demand deposits	23,509			19,622
Other non-interest-bearing liabilities	3,011			2,648
Total liabilities	235,753			181,826
Stockholders’ equity	28,859			30,270
Total liabilities and equity	$264,612			$212,096
Net interest-earning assets (4)	$46,175			$43,963
Fully tax-equivalent net interest income		4,855			3,911

Less: tax-equivalent adjustments		(15)			(2)
Net interest income		$4,840			$3,909
Net interest rate spread (1)(3)			3.68%			3.69%
Net interest margin (1)(5)			3.80%			3.84%
Average of interest-earning assets to interest-bearing liabilities			122.07%			127.55%

(1)         Interest and yield on investment securities, interest rate spread and net interest margin, are presented on a tax-equivalent basis. Tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of income.  For the six months ended June 30, 2014 and 2013 the yield on investment securities before tax-equivalent adjustments was 2.53% and 1.94%, respectively, and the yield on total interest-earning assets was 4.34% and 4.41%, respectively. Net interest rate spread before tax-equivalent adjustments for the six months ended June 30, 2014 and 2013 was 3.67% and 3.69%, respectively, while net interest margin before tax-equivalent adjustments was 3.79% and 3.84%, respectively.

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

	For the Six Months Ended June 30, 2014
	Compared to the Six Months Ended
	June 30, 2013
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$981	$(73)	$908
Investment securities (1)	84	79	163
Short-term investments	1	(2)	(1)

Total interest-earning assets	1,066	4	1,070

Interest-bearing liabilities:
Savings deposits	—	1	1
NOW accounts	2	3	5
Money market accounts	(1)	19	18
Certificates of deposit	144	(37)	107

Total interest-bearing deposits	145	(14)	131

FHLB advances	205	(210)	(5)

Total interest-bearing liabilities	350	(224)	126

Change in net interest income	$716	$228	$944

(1)         Municipal securities income and net interest income are presented on a tax-equivalent basis using a tax rate of 34% resulting in an adjustment of $15,000 and $2,000 for the six months ended June 30, 2014 and 2013, respectively.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2014, cash and cash equivalents totaled $4.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $20.5 million at June 30, 2014. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $132.3 million. At June 30, 2014, we had $50.9 million in FHLB advances outstanding, $29.2 million in certificates of deposit obtained through a listing service and $1.2 million in brokered certificates of deposit, allowing the Company access to an additional $51.0 million in wholesale funds based on policy guidelines.

At June 30, 2014 we had $9.8 million in loan commitments outstanding. In addition to commitments to originate loans, we had $39.1 million in unadvanced funds to borrowers. Related to our secondary market activities, we had $2.5 million of forward loan sale commitments at June 30, 2014. These forward loan sale commitments were used to offset the interest rate risk associated with mortgage loans, which have had their interest rate locked by our customers.

Certificates of deposit due within one year of June 30, 2014 totaled $21.9 million, or 12.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits or other advances than we currently pay on the certificates of deposit due on or before June 30, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

Our primary investing activities are the origination and purchase of loans and the purchase of securities. During the six months ended June 30, 2014, we originated $34.5 million in loans and purchased $2.6 million in securities.

Financing activities consist primarily of activity in deposit accounts, FHLB advances and the sale of residential mortgages. We experienced a net increase in total deposits of $4.5 million for the six months ended June 30, 2014. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. FHLB advances reflected a net decrease of $4.1 million during the six months ended June 30, 2014. FHLB advances have primarily been used to fund loan demand and deposit outflows. We sold $10.5 million in conforming residential mortgage loans for the six months ended June 30, 2014.

Capital Management. The Bank is subject to various regulatory capital requirements including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2014, the Bank exceeded all of its regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

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

Off-Balance Sheet Arrangements.  For the six months ended June 30, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) The following table presents a summary of the Company’s share repurchases during the quarter ended June 30, 2014.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Program (1)	Program (1)
April 1 through April 30, 2014	0	$0.00	0	32,973
May 1 through May 31, 2014	0	$0.00	0	32,973
June 1 through June 30, 2014	2,175	$15.00	0	32,973

(1) On July 23, 2013 the Company announced that its Board of Directors had authorized a second stock repurchase program pursuant to which the Company intends to purchase up to approximately 5.0% of its then issued and outstanding shares, or up to 93,765 shares.

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

Item 6.         Exhibits

31.1          Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2          Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32                    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101             The following financial statements from Georgetown Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 12, 2014, formatted in XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

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

GEORGETOWN BANCORP, INC.
(Registrant)

Date: August 12, 2014	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2014	/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)