Form 10-Q
period 2014-09-30
Georgetown Bancorp, Inc.
filed 2014-11-12
CIK 1542299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 1,827,633 shares outstanding as of November 7, 2014.

Form 10-Q

GEORGETOWN BANCORP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At	At
	September 30,	December 31,
	2014	2013
	(Unaudited)
	(In thousands)

ASSETS
Cash and due from banks	$1,821	$3,290
Short-term investments	4,829	3,005
Total cash and cash equivalents	6,650	6,295

Securities available for sale, at fair value	19,934	18,281
Securities held to maturity, at amortized cost	869	1,050
Federal Home Loan Bank stock, at cost	2,907	2,907
Loans held for sale	911	1,001
Loans, net of allowance for loan losses of $2,136,000 at September 30, 2014 and $2,396,000 at December 31, 2013	229,126	223,912
Premises and equipment, net	3,792	3,669
Accrued interest receivable	720	729
Bank-owned life insurance	2,973	2,898
Other assets	1,850	2,291

Total assets	$269,732	$263,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$183,165	$175,961
Short-term Federal Home Loan Bank advances	28,750	32,825
Long-term Federal Home Loan Bank advances	24,100	22,100
Mortgagors’ escrow accounts	1,345	1,230
Accrued expenses and other liabilities	2,311	1,975
Total liabilities	239,671	234,091

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value per share: 50,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value per share: 100,000,000 shares authorized; 1,827,633 shares issued at September 30, 2014 and 1,831,518 shares issued at December 31, 2013	18	18
Additional paid-in capital	19,206	19,212
Retained earnings	12,199	11,388
Accumulated other comprehensive loss	(7)	(389)
Unearned compensation - ESOP (88,696 shares unallocated at September 30, 2014 and 94,126 shares unallocated at December 31, 2013)	(939)	(1,001)
Unearned compensation - Restricted stock (38,400 shares non-vested at September 30, 2014 and 35,751 shares non-vested at December 31, 2013)	(416)	(286)
Total stockholders’ equity	30,061	28,942

Total liabilities and stockholders’ equity	$269,732	$263,033

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)

Interest and dividend income:
Loans, including fees	$2,655	$2,340	$7,908	$6,685
Securities	147	125	435	263
Short-term investments	1	2	3	5
Total interest and dividend income	2,803	2,467	8,346	6,953

Interest expense:
Deposits	213	146	617	419
Short-term Federal Home Loan Bank advances	16	14	45	26
Long-term Federal Home Loan Bank advances	142	129	412	421
Total interest expense	371	289	1,074	866

Net interest and dividend income	2,432	2,178	7,272	6,087
Provision for loan losses	1	244	1	407
Net interest and dividend income, after provision for loan losses	2,431	1,934	7,271	5,680

Non-interest income:
Customer service fees	138	141	417	422
Mortgage banking income, net	56	41	179	696
Income from bank-owned life insurance	25	26	75	75
Net (loss) gain on sale of other real estate owned	—	(4)	8	18
Other	30	37	96	96
Total non-interest income	249	241	775	1,307

Non-interest expenses:
Salaries and employee benefits	1,138	1,124	3,554	3,555
Occupancy and equipment expenses	236	222	731	664
Data processing expenses	136	117	452	465
Professional fees	124	102	394	320
Advertising expenses	88	76	263	226
FDIC insurance	42	31	127	106
Other general and administrative expenses	289	252	868	825
Total non-interest expenses	2,053	1,924	6,389	6,161

Income before income taxes	627	251	1,657	826

Income tax provision	237	83	618	299

Net income	$390	$168	$1,039	$527

Weighted-average number of common shares outstanding:
Basic	1,737,511	1,781,959	1,738,950	1,818,040
Diluted	1,742,091	1,784,492	1,744,004	1,823,016

Earnings per share:
Basic	$0.22	$0.09	$0.60	$0.29
Diluted	$0.22	$0.09	$0.60	$0.29

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)

Net income	$390	$168	$1,039	$527

Net unrealized (loss) gain on securities available for sale	(58)	(29)	599	(686)
Income tax benefit (provision)	18	10	(217)	246
Other comprehensive (loss) income, net of tax	(40)	(19)	382	(440)

Comprehensive income	$350	$149	$1,421	$87

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation-	Compensation-
	Stock	Capital	Earnings	(Loss) Income	ESOP	Restricted Stock	Total
				(In thousands)

Balance at December 31, 2012	$19	$20,669	$10,958	$183	$(1,084)	$(182)	$30,563
Net income	—	—	527	—	—	—	527
Other comprehensive loss	—	—	—	(440)	—	—	(440)
Cash dividends paid ($0.12 per share)	—	—	(230)	—	—	—	(230)
Repurchased stock related to buyback program (79,247 shares)	—	(1,091)	—	—	—	—	(1,091)
Common stock held by ESOP allocated or committed to be allocated (5,429 shares)	—	12	—	—	62	—	74
Restricted stock granted in connection with equity incentive plan (22,000 shares)	—	281	—	—	—	(281)	—
Purchased stock related to vested restricted stock (1,933 shares)	—	(25)	—	—	—	—	(25)
Forfeiture of restricted stock (5,769 shares)	—	(60)	—	—	—	60	—
Cash disposition of stock options	—	(17)	—	—	—	—	(17)
Share based compensation - options	—	40	—	—	—	—	40
Share based compensation - restricted stock	—	—	—	—	—	90	90
Balance at September 30, 2013	$19	$19,809	$11,255	$(257)	$(1,022)	$(313)	$29,491

Balance at December 31, 2013	$18	$19,212	$11,388	$(389)	$(1,001)	$(286)	$28,942
Net income	—	—	1,039	—	—	—	1,039
Other comprehensive income	—	—	—	382	—	—	382
Cash dividends paid ($0.125 per share)	—	—	(228)	—	—	—	(228)
Repurchased stock related to buyback program (17,000 shares)	—	(252)	—	—	—	—	(252)
Common stock held by ESOP allocated or committed to be allocated (5,430 shares)	—	22	—	—	62	—	84
Restricted stock granted in connection with equity incentive plan (22,000 shares)	—	329	—	—	—	(329)	—
Purchased stock related to vested restricted stock (2,417 shares)	—	(36)	—	—	—	—	(36)
Forfeiture of restricted stock (8,105 shares)	—	(108)	—	—	—	108	—
Exercise of stock options (3,813 shares)	—	39	—	—	—	—	39
Purchased shares from cashless exercise of options (2,175 shares)	—	(33)	—	—	—	—	(33)
Share based compensation - options	—	33	—	—	—	—	33
Share based compensation - restricted stock	—	—	—	—	—	91	91
Balance at September 30, 2014	$18	$19,206	$12,199	$(7)	$(939)	$(416)	$30,061

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$1,039	$527
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1	407
Amortization of securities, net	95	87
Net change in deferred loan fees and costs	(8)	76
Depreciation and amortization expense	247	210
Decrease (increase) in accrued interest receivable	9	(65)
Income from bank-owned life insurance	(75)	(75)
Stock-based compensation expense	208	204
Gain on sales of loans	(139)	(353)
Loans originated for sale	(14,399)	(30,706)
Proceeds from sales of loans, net of repurchases	14,628	32,653
Gain on sale of other real estate owned	(8)	(18)
Write down of other real estate owned	—	5
Net change in other assets and liabilities	560	(172)
Net cash provided by operating activities	2,158	2,780

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	1,408	2,200
Purchases	(2,558)	(13,820)
Maturities, prepayments and calls of securities held to maturity	182	427
Redemption of Federal Home Loan Bank stock	—	212
Loan originations, net	(5,207)	(26,028)
Proceeds from sale of other real estate owned	8	440
Purchase of premises and equipment	(370)	(187)
Net cash used in investing activities	(6,537)	(36,756)

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(concluded)

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
Cash flows from financing activities:
Net change in deposits	7,204	7,568
Net change in Federal Home Loan Bank advances with maturities of three months or less	(4,075)	34,575
Proceeds from Federal Home Loan Bank advances with maturities greater than three months	3,000	2,000
Repayments of Federal Home Loan Bank advances with maturities greater than three months	(1,000)	(7,500)
Net change in mortgagors’ escrow accounts	115	214
Repurchase of common stock	(288)	(1,116)
Cash dividends paid on common stock	(228)	(230)
Exercise of stock options	6	—
Cash disposition of stock options	—	(17)
Net cash provided by financing activities	4,734	35,494

Net change in cash and cash equivalents	355	1,518

Cash and cash equivalents at beginning of period	6,295	6,789

Cash and cash equivalents at end of period	$6,650	$8,307

Supplementary information:
Interest paid on deposit accounts	$614	$418
Interest paid on advances	454	464
Income taxes paid	497	548
Loans transferred to other real estate owned	—	244

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)           Basis of Presentation

The accompanying unaudited financial statements of Georgetown Bancorp, Inc., a Maryland corporation, (the “Company”) were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and nine-month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2013 Consolidated Financial Statements presented in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 28, 2014. The consolidated financial statements include the accounts of Georgetown Bank (the “Bank”) and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

(2)           Corporate Structure

In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, the Bank (i) converted to a stock savings bank as the successor to the Bank in its mutual form; (ii) organized Georgetown Bancorp, Inc. (“Georgetown Federal”) as a federally-chartered corporation that owned 100% of the common stock of the Bank (in stock form); and (iii) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owned 56.7% of the common stock of Georgetown Federal as of June 30, 2012. On November 28, 2011, the Boards of Directors of Georgetown Federal, Georgetown Bancorp, MHC and the Bank each unanimously adopted a Plan of Conversion and Reorganization of the Mutual Holding Company pursuant to which Georgetown Bancorp, MHC undertook a “second-step” conversion and now ceases to exist. Georgetown Bancorp, MHC reorganized from a two-tier mutual holding company structure to a fully public stock holding company structure effective July 11, 2012, and, as a result, the Bank is now the wholly-owned subsidiary of the Company.

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

Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income available to common stockholders	$390,000	$168,000	$1,039,000	$527,000

Basic common shares:
Weighted average shares outstanding	1,788,880	1,843,319	1,789,527	1,880,981
Less: Weighted average unallocated ESOP shares	(89,870)	(97,111)	(91,680)	(98,921)
Add: Weighted average unvested restricted shares with non-forfeitable dividend rights	38,501	35,751	41,103	35,980
Basic weighted average common shares outstanding	1,737,511	1,781,959	1,738,950	1,818,040

Dilutive potential common shares	4,580	2,533	5,054	4,976

Diluted weighted average common shares outstanding	1,742,091	1,784,492	1,744,004	1,823,016

Basic earnings per share	$0.22	$0.09	$0.60	$0.29

Diluted earnings per share	$0.22	$0.09	$0.60	$0.29

Options to purchase 62,594 shares, representing all outstanding options, were included in the computation of diluted earnings per share for the three and nine-month period ended September 30, 2014. Options to purchase 52,924 shares, representing outstanding options that were granted in 2010, 2011, 2012 and 2013, were included in the computation of diluted earnings per share for the three-month period ended September 30, 2013. Options to purchase 33,774 shares, representing outstanding options that were granted in 2010, 2011 and 2012, were included in the computation of diluted earnings per share for the nine-month period ended September 30, 2013. Options to purchase 19,150 shares that were granted in 2013 were not included in the computation of diluted earnings per share for the nine-month period ended September 30, 2013, because to do so would have been antidilutive.

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

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860):  Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.”  The amendments in this ASU require two accounting changes.  First, the amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  This ASU also includes new disclosure requirements.  The accounting changes in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014.   An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.  Earlier application for a public business entity is prohibited.  The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-13, “Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.”  This ASU applies to entities that meet the following criteria:

1.                    they are required to consolidate a collateralized entity under the Variable Interest Entities guidance;

2.                    they measure all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other FASB rules; and

3.                    those changes in fair value are reflected in earnings.

Under ASU 2014-13, entities that meet these criteria are provided an alternative under which they can choose to eliminate the difference between the fair value of financial assets and financial liabilities of a consolidated collateralized financing entity.  If that alternative is not elected, then ASU 2014-13 indicates that the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured in accordance with ASC 820.  Fair Value Measurement and differences between the fair value of the financial assets and the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income or loss.  The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  The adoption of this ASU will not have an impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government - Guaranteed Mortgage Loans upon Foreclosure.”  The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:

1.                    the loan has a government guarantee that is not separable from the loan before foreclosure;

2.                    at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and

3.                    at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

(5)           Securities

A summary of securities is as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
At September 30, 2014

Securities available for sale

State and municipal	$2,469	$54	$(15)	$2,508

Residential mortgage-backed securities	17,471	124	(169)	17,426

Total securities available for sale	$19,940	$178	$(184)	$19,934

Securities held to maturity

Residential mortgage-backed securities	$869	$81	$—	$950

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
At December 31, 2013

Securities available for sale

State and municipal	$2,505	$4	$(115)	$2,394

Residential mortgage-backed securities	16,381	67	(561)	15,887

Total securities available for sale	$18,886	$71	$(676)	$18,281

Securities held to maturity

Residential mortgage-backed securities	$1,050	$86	$—	$1,136

All residential mortgage-backed securities have been issued by government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2014 is as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Over ten years	$2,469	$2,508	$—	$—

Residential mortgage-backed securities	17,471	17,426	869	950

	$19,940	$19,934	$869	$950

There were no sales of securities for the three and nine months ended September 30, 2014 and 2013.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position, is as follows.

	Less Than Twelve Months		Twelve Months or Greater
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
At September 30, 2014

Securities available for sale

State and municipal	$—	$—	$(15)	$1,084

Residential mortgage-backed securities	(23)	5,852	(146)	5,489

Total temporarily impaired securities	$(23)	$5,852	$(161)	$6,573

At December 31, 2013

Securities available for sale

State and municipal	$(115)	$1,827	$—	$—

Residential mortgage-backed securities	(561)	13,389	—	—

Total temporarily impaired securities	$(676)	$15,216	$—	$—

Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

At September 30, 2014 ten securities classified as available for sale had an unrealized loss with aggregate depreciation of 1.46% from the securities’ amortized cost basis.  The unrealized losses on the Company’s investments in state and municipal bonds and residential mortgage backed securities were primarily caused by changes in interest rates and not by credit quality.  Many of these investments are guaranteed by the U.S. Government or its agencies, and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be OTTI.

(6)           Loans and Servicing

Loans

A summary of loans is as follows.

	At		At
	September 30,		December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$88,792	38.47%	$92,450	40.93%
Home equity loans and lines of credit	15,884	6.88	15,399	6.82
Total residential mortgage loans	104,676	45.35	107,849	47.75

Commercial loans:
One- to four-family investment property	9,438	4.09	11,089	4.91
Multi-family real estate	14,894	6.45	14,462	6.40
Commercial real estate	54,995	23.83	54,272	24.02
Commercial business	17,769	7.70	16,681	7.39
Total commercial loans	97,096	42.07	96,504	42.72

Construction loans:
One- to four-family	14,392	6.23	9,848	4.36
Multi-family	10,015	4.34	7,304	3.24
Non-residential	4,288	1.86	3,955	1.75
Total construction loans	28,695	12.43	21,107	9.35

Consumer	347	0.15	408	0.18

Total loans	230,814	100.00%	225,868	100.00%

Other items:
Net deferred loan costs	448		440
Allowance for loan losses	(2,136)		(2,396)

Total loans, net	$229,126		$223,912

An analysis of the allowance for loan losses at and for the nine months ended September 30, 2014 and 2013 and at December 31, 2013 is below. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
	One- to four- family	Home equity loans and lines of credit	One- to four- family investment property	Multi-family real estate	Commercial real estate	Commercial business	One- to four- family	Multi-family	Non- residential	Consumer	Unallocated	Total
						(In thousands)
Allowance for loan losses

Nine months ended September 30, 2014
Beginning Balance	$284	$274	$61	$108	$1,056	$291	$133	$66	$63	$15	$45	$2,396
Charge-offs	—	(14)	—	—	(248)	—	—	—	—	(2)	—	(264)
Recoveries	—	1	—	—	—	—	—	—	—	2	—	3
Provision (benefit)	3	(21)	(9)	4	26	19	(5)	24	5	(11)	(34)	1
Ending Balance	$287	$240	$52	$112	$834	$310	$128	$90	$68	$4	$11	$2,136

Nine months ended September 30, 2013
Beginning Balance	$378	$254	$62	$40	$668	$159	$149	$34	$25	$11	$—	$1,780
Charge-offs	(130)	—	—	—	—	—	—	—	—	(7)	—	(137)
Recoveries	43	—	—	—	—	—	—	—	—	3	—	46
(Benefit) provision	(4)	(18)	10	3	216	49	38	30	78	5	—	407
Ending Balance	$287	$236	$72	$43	$884	$208	$187	$64	$103	$12	$—	$2,096

At September 30, 2014

Allowance for loan losses
Individually evaluated for impairment	$7	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$7
Collectively evaluated for impairment	280	240	52	112	834	310	128	90	68	4	11	2,129
	$287	$240	$52	$112	$834	$310	$128	$90	$68	$4	$11	$2,136

Loans
Individually evaluated for impairment	$317	$28	$—	$—	$297	$—	$—	$—	$—	$—	$—	$642
Collectively evaluated for impairment	88,475	15,856	9,438	14,894	54,698	17,769	14,392	10,015	4,288	347	—	230,172
	$88,792	$15,884	$9,438	$14,894	$54,995	$17,769	$14,392	$10,015	$4,288	$347	$—	$230,814

At December 31, 2013

Allowance for loan losses
Individually evaluated for impairment	$7	$49	$—	$—	$277	$—	$—	$—	$—	$—	$—	$333
Collectively evaluated for impairment	277	225	61	108	779	291	133	66	63	15	45	2,063
	$284	$274	$61	$108	$1,056	$291	$133	$66	$63	$15	$45	$2,396

Loans
Individually evaluated for impairment	$321	$428	$—	$—	$2,406	$—	$—	$—	$—	$—	$—	$3,155
Collectively evaluated for impairment	92,129	14,971	11,089	14,462	51,866	16,681	9,848	7,304	3,955	408	—	222,713
	$92,450	$15,399	$11,089	$14,462	$54,272	$16,681	$9,848	$7,304	$3,955	$408	$—	$225,868

The following is a summary of past-due and non-accrual loans at September 30, 2014 and December 31, 2013. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
At September 30, 2014

Residential loans:
One- to four-family	$—	$312	$641	$953	$87,839	$88,792	$—	$953
Home equity loans and lines of credit	31	—	74	105	15,779	15,884	—	74

Commercial loans:
One- to four-family investment property	—	—	—	—	9,438	9,438	—	—
Multi-family real estate	—	—	—	—	14,894	14,894	—	—
Commercial real estate	297	—	—	297	54,698	54,995	—	—
Commercial business	—	—	—	—	17,769	17,769	—	—

Construction loans:
One- to four-family	—	—	—	—	14,392	14,392	—	—
Multi-family	—	—	—	—	10,015	10,015	—	—
Non-residential	—	—	—	—	4,288	4,288	—	—

Consumer	12	3	2	17	330	347	—	2

Total	$340	$315	$717	$1,372	$229,442	$230,814	$—	$1,029

At December 31, 2013

Residential loans:
One- to four-family	$—	$245	$—	$245	$92,205	$92,450	$—	$—
Home equity loans and lines of credit	15	—	399	414	14,985	15,399	—	399

Commercial loans:
One- to four-family investment property	—	—	—	—	11,089	11,089	—	—
Multi-family real estate	—	—	—	—	14,462	14,462	—	—
Commercial real estate	—	267	—	267	54,005	54,272	—	—
Commercial business	—	—	—	—	16,681	16,681	—	—

Construction loans:
One- to four-family	—	—	—	—	9,848	9,848	—	—
Multi-family	—	—	—	—	7,304	7,304	—	—
Non-residential	—	—	—	—	3,955	3,955	—	—

Consumer	1	—	—	1	407	408	—	—

Total	$16	$512	$399	$927	$224,941	$225,868	$—	$399

The following is an analysis of impaired loans at September 30, 2014 and December 31, 2013.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
(In thousands)

At September 30, 2014

Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$—	$—	$—	$—	$—
Home equity loans and lines of credit	28	28	—	29	—
Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	297	297	—	299	13
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—

Total impaired with no related allowance	$325	$325	$—	$328	$13

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$317	$317	$7	$319	$12
Home equity loans and lines of credit	—	—	—	159	—

Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	555	8
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—

Total with an allowance recorded	$317	$317	$7	$1,033	$20

At December 31, 2013

Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$—	$—	$—	$—	$—
Home equity loans and lines of credit	29	29	—	31	1

Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	301	301	—	304	18
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—

Total impaired with no related allowance	$330	$330	$—	$335	$19

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$321	$321	$7	$379	$13
Home equity loans and lines of credit	399	399	49	377	2

Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	2,105	2,208	277	2,105	104
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—

Total with an allowance recorded	$2,825	$2,928	$333	$2,861	$119

There were no loan modifications made that resulted in the classification of a troubled debt restructure (“TDR”) during the nine months ended September 30, 2014.  There was one loan modification made that resulted in the classification of a TDR during the nine months ended September 30, 2013. This TDR did not result in a material impact to the allowance for loan losses. The modification consolidated an adjustable rate one- to four-family residential loan and a fixed rate home equity loan into a single fixed rate one- to four-family residential loan. In addition to the consolidation of the loans, an additional $32,000 was advanced to the borrower.

At September 30, 2014 and December 31, 2013, there were no TDRs in default of their modified terms.

The following table represents the Company’s loans by risk rating at September 30, 2014 and December 31, 2013. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
	One- to four- family	Home equity loans and lines of credit	One- to four- family investment property	Multi-family real estate	Commercial real estate	Commercial business	One- to four- family	Multi-family	Non- residential	Consumer	Total
	(In thousands)
At September 30, 2014

Classification:
Not formally rated	$87,522	$15,810	$—	$—	$—	$—	$—	$—	$—	$345	$103,677
Pass	—	—	9,438	14,894	54,995	17,769	14,392	10,015	4,288	—	125,791
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	1,270	74	—	—	—	—	—	—	—	2	1,346
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$88,792	$15,884	$9,438	$14,894	$54,995	$17,769	$14,392	$10,015	$4,288	$347	$230,814

At December 31, 2013

Classification:
Not formally rated	$92,129	$15,000	$—	$—	$—	$—	$—	$—	$—	$408	$107,537
Pass	—	—	11,089	14,462	51,900	16,681	9,848	7,304	3,955	—	115,239
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	321	399	—	—	2,372	—	—	—	—	—	3,092
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$92,450	$15,399	$11,089	$14,462	$54,272	$16,681	$9,848	$7,304	$3,955	$408	$225,868

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

Loans serviced for others and mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $113.8 million and $117.7 million at September 30, 2014 and December 31, 2013, respectively.

The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was $1.4 million at September 30, 2014 and December 31, 2013, and was determined using the moving average 10-year, U.S. Treasury rate plus 5.0%, adjusted to reflect the current credit spreads and conditions in the market as a discount rate. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association and an independent third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the independent third party valuation specialist.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity-related valuation allowances.

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)

Mortgage servicing rights:
Balance at beginning of period	$1,084	$910
Additions	62	440
Amortization	(266)	(254)
Balance at end of period	880	1,096

Valuation allowances:
Balance at beginning of period	26	20
Additions	—	58
Recoveries	(24)	(15)
Balance at end of period	2	63

Mortgage servicing assets, net	$878	$1,033

Fair value of mortgage servicing assets	$1,364	$1,286

(7)           Secured Borrowings and Collateral

Federal Home Loan Bank advances

At September 30, 2014, all Federal Home Loan Bank (“FHLB”) of Boston advances were secured by a blanket security agreement on qualified collateral, principally first mortgage loans on owner-occupied residential property in the amount of $78.1 million, and mortgage-backed securities with a fair value of $18.4 million.

(8)          Fair Value Measurements

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

Level l - Valuation is based on quoted prices in active markets for identical assets or liabilities. Level l assets and liabilities generally include debt and equity securities that are traded in an active exchange market. At September 30, 2014, the Company had no assets or liabilities valued using Level 1 measurements.

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

All of the Company’s securities that are measured at fair value are included in Level 2 and are based on pricing models from independent, third party pricing services that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no liabilities measured at fair value. All of the Company’s impaired loans and other real estate owned that are measured at fair value are included in Level 3 and are based on the appraised value of the underlying collateral considering discounting factors, if deemed appropriate, and adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation. The Company did not have any significant transfers of assets or liabilities to or from Levels 1 and 2 of the fair value hierarchy during the nine month period ended September 30, 2014.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 are summarized below.

				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
At September 30, 2014

Assets

Securities available for sale

State and municipal	$—	$2,508	$—	$2,508

Residential mortgage-backed securities	—	17,426	—	17,426

Total securities available for sale	$—	$19,934	$—	$19,934

At December 31, 2013

Assets

Securities available for sale

State and municipal	$—	$2,394	$—	$2,394

Residential mortgage-backed securities	—	15,887	—	15,887

Total securities available for sale	$—	$18,281	$—	$18,281

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. Assets measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013 are summarized below. The fair value adjustments relate to the amount of write-down recorded or related allowance recorded as of September 30, 2014 and December 31, 2013.

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
	(In thousands)
At September 30, 2014

Impaired loans	$—	$—	$310	$310	$(7)

At December 31, 2013

Impaired loans	$—	$—	$2,492	$2,492	$(333)

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

Off-balance-sheet instruments: Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At September 30, 2014 and December 31, 2013, the fair value of commitments outstanding is not significant since fees charged are not material.

The estimated fair values and related carrying amounts of the Company’s financial instruments at September 30, 2014 and December 31, 2013 are as follows.

	September 30, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$6,650	$6,650	$—	$—	$6,650
Securities available for sale	19,934	—	19,934	—	19,934
Securities held to maturity	869	—	950	—	950
FHLB stock	2,907	2,907	—	—	2,907
Loans held for sale	911	919	—	—	919
Loans, net	229,126	—	—	228,169	228,169
Accrued interest receivable	720	720	—	—	720
Capitalized mortgage servicing rights	878	—	1,364	—	1,364

Financial liabilities:
Deposits	$183,165	$—	$183,640	$—	$183,640
Short-term FHLB advances	28,750	28,750	—	—	28,750
Long-term FHLB advances	24,100	—	24,358	—	24,358
Mortgagors’ escrow accounts	1,345	1,345	—	—	1,345
Accrued interest payable	51	51	—	—	51

	December 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$6,295	$6,295	$—	$—	$6,295
Securities available for sale	18,281	—	18,281	—	18,281
Securities held to maturity	1,050	—	1,136	—	1,136
FHLB stock	2,907	2,907	—	—	2,907
Loans held for sale	1,001	1,019	—	—	1,019
Loans, net	223,912	—	—	223,659	223,659
Accrued interest receivable	729	729	—	—	729
Capitalized mortgage servicing rights	1,058	—	1,361	—	1,361

Financial liabilities:
Deposits	$175,961	$—	$176,405	$—	$176,405
Short-term FHLB advances	32,825	32,825	—	—	32,825
Long-term FHLB advances	22,100	—	22,405	—	22,405
Mortgagors’ escrow accounts	1,230	1,230	—	—	1,230
Accrued interest payable	45	45	—	—	45

(9)          Equity Incentive Plan

At September 30, 2014, the Company had two equity incentive plans, the 2009 Equity Plan and the 2014 Equity Plan. The 2009 plan was described more fully in Note 12 of the consolidated financial statements and notes thereto for the year ended December 31, 2013. The 2014 Equity Plan was approved by stockholders at the annual meeting on May 20, 2014 and was more fully described in the proxy statement for the annual meeting. No shares have been issued from the 2014 Equity Plan.

The following table presents the activity for the 2009 Equity Plan for the nine months ended September 30, 2014.

	Stock Options
	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	52,924	$11.12
Granted	22,000	$14.98
Exercised	(3,813)	$10.39
Forfeited	(8,517)	$13.79

Outstanding at end of period	62,594	$12.16

Exercisable at end of period	24,613

Options Outstanding			Options Exercisable
Number	Weighted-Average	Weighted	Number	Weighted
Outstanding	Remaining	Average	Exercisable	Average
as of 09/30/2014	Contractual Life	Exercise Price	as of 09/30/2014	Exercise Price

9,612	5.40 Years	$9.33	8,459	$9.33
10,551	6.40 Years	$9.55	8,030	$9.55
9,196	7.40 Years	$9.58	4,513	$9.58
15,550	8.40 Years	$14.00	3,611	$14.00
17,685	9.40 Years	$14.98	—	$—
62,594	7.74 Years	$12.16	24,613	$10.13

	Non-vested
	Restricted Stock
	Number of Shares	Weighted Average Grant Date Value

Outstanding at beginning of year	35,751	$10.83
Granted	22,000	$14.98
Vested	(11,246)	$10.21
Forfeited	(8,105)	$13.27
Outstanding at end of period	38,400	$12.87

As of September 30, 2014, unrecognized share-based compensation expense related to non-vested options amounted to $161,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $416,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 3.2 and 3.3 years, respectively.

For the nine months ended September 30, 2014, the Company recognized compensation expense for stock options of $33,000 with a related tax benefit of $6,000. The related tax benefit applies only to non-qualified stock options. For the nine months ended September 30, 2014, the Company recognized compensation expense for restricted stock awards of $91,000 with a related tax benefit of $36,000.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects,” “subject,” and “believe,” “will,” “intends,” “will be” or “would”. These statements are subject to change based on various important factors (some of which are beyond the Company’s or the Bank’s control) and actual results may differ materially. Accordingly, readers should not place undue reliance on any forward-looking statements, which reflect management’s analysis of factors only as of the date of which they are given. These factors include general economic conditions, trends in interest rates, the ability of our borrowers to repay their loans, the ability of the Company or the Bank to effectively manage its growth, and results of regulatory examinations, among other factors. The foregoing list of important factors is not exclusive. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Current Reports on Form 8-K.

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

We continued to maintain strong asset quality, as non-performing assets to total assets was 0.38% at September 30, 2014, increasing from 0.15% at December 31, 2013. Net income for the nine months ended September 30, 2014 increased $512,000, or 97.2% compared to the same period in 2013. The increase in net income was driven by the expansion of our net interest margin and no provision for loan losses, partially offset by a decrease in non-interest income. Net interest and dividend income increased primarily due to an increase in loans outstanding. Non-interest income decreased $532,000, or 40.7% primarily due to a decline in mortgage banking income. Mortgage banking income has declined, as the volume of residential loan sales has been negatively affected by a soft real estate market and lower loan refinancing volumes. The Company continues to focus on generating commercial loans, core deposit growth and increasing operating efficiencies, which we believe will build long-term stockholder value. To support the continued growth of our commercial loans, we opened a Loan Production Office (LPO) in southern New Hampshire during September 2014.

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

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Total assets increased $6.7 million, or 2.5%, to $269.7 million at September 30, 2014 from $263.0 million at December 31, 2013. The increase was primarily from increases in loans and securities available for sale.

Cash and cash equivalents increased $355 thousand, or 5.6%, to $6.7 million at September 30, 2014 from $6.3 million at December 31, 2013.

Loans, net (excluding loans held for sale) increased $5.2 million, or 2.3%, to $229.1 million at September 30, 2014 from $223.9 million at December 31, 2013, due primarily to an increase in construction loans, partially offset by a decrease in residential mortgage loans. Despite the current competitive market, we have decided to maintain our historically high underwriting standards instead of relaxing these standards and we have not reduced loan rates below levels at which we could not operate profitably.  Construction loans increased $7.6 million, or 36.0%, to $28.7 million at September 30, 2014 from $21.1 million at December 31, 2013, primarily due to a $4.5 million, or 46.1% increase in one- to-four family construction loans and a $2.7 million, or 37.1% increase in multi-family construction loans. The majority of our construction loans remain collateralized by residential real estate (85.1% at September 30, 2014 and 81.3% at December 31, 2013).  One- to four-family investment property loans decreased $1.7 million, or 14.9%, to $9.4 million at September 30, 2014 from $11.1 million at December 31, 2013. Multi-family real estate loans increased $432,000 or 3.0% to $14.9 million at September 30, 2014 from $14.5 million at December 31, 2013. Commercial real estate loans increased $723,000 or 1.3% to $55.0 million at September 30, 2014 from $54.3 million at December 31, 2013. One- to four-family residential mortgage loans decreased $3.7 million, or 4.0%, to $88.8 million at September 30, 2014 from $92.5 million at December 31, 2013. Home equity loans increased $485,000, or 3.1%, to $15.9 million at September 30, 2014 from $15.4 million at December 31, 2013.

Our total securities portfolio increased $1.5 million, or 7.6%, to $20.8 million at September 30, 2014 from $19.3 million at December 31, 2013, as we invested cash flows in available for sale securities, primarily mortgage-backed securities.

Deposits increased $7.2 million, or 4.1%, to $183.2 million at September 30, 2014 from $176.0 million at December 31, 2013. The increase was primarily due to increases in money market accounts and demand deposits, partially offset by a decrease in certificates of deposits and NOW accounts. Money market accounts increased $8.5 million or 19.7% and demand deposits increased $2.8 million, or 11.2%. Certificates of deposit decreased $2.5 million, or 4.0%, as a decline of $3.6 million, or 9.8% in retail certificates of deposit were partially offset by an increase in funds gathered through the use of deposit listing services of $1.0 million, or 3.7%. NOW accounts decreased $1.2 million, or 4.0%.  Management continues to focus on the generation of core checking accounts.

Total FHLB advances decreased $2.1 million, or 3.8% to $52.9 million at September 30, 2014 compared to $54.9 million at December 31, 2013. Short-term advances decreased $4.1 million and long-term advances increased $2.0 million during the nine months ended September 30, 2014.  Management continues to maintain short-term advances, as it is taking advantage of the current yield curve and the expectations that short-term rates will not increase in the near-term.

Stockholders’ equity increased $1.1 million or 3.9% to $30.1 million at September 30, 2014. The increase resulted primarily from net income of $1.0 million for the nine months ended September 30, 2014 and other comprehensive income, partially offset by the shares repurchased as part of an announced buyback program and dividend payments. The other comprehensive income, net of taxes, of $382,000 reflects the change in net unrealized gains/losses on securities available for sale from a net unrealized loss of $389,000 at December 31, 2013 to a net unrealized loss of $7,000 at September 30, 2014. There were 21,592 shares repurchased at a cost of $321,000 during the nine months ended September 30, 2014. Dividend payments totaled $228,000 for the nine months ended September 30, 2014.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At		At
	September 30,		December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$88,792	38.47%	$92,450	40.93%
Home equity loans and lines of credit	15,884	6.88	15,399	6.82
Total residential mortgage loans	104,676	45.35	107,849	47.75

Commercial loans:
One- to four-family investment property	9,438	4.09	11,089	4.91
Multi-family real estate	14,894	6.45	14,462	6.40
Commercial real estate	54,995	23.83	54,272	24.02
Commercial business	17,769	7.70	16,681	7.39
Total commercial loans	97,096	42.07	96,504	42.72

Construction loans:
One- to four-family	14,392	6.23	9,848	4.36
Multi-family	10,015	4.34	7,304	3.24
Non-residential	4,288	1.86	3,955	1.75
Total construction loans	28,695	12.43	21,107	9.35

Consumer	347	0.15	408	0.18

Total loans	230,814	100.00%	225,868	100.00%

Other items:
Net deferred loan costs	448		440
Allowance for loan losses	(2,136)		(2,396)

Total loans, net	$229,126		$223,912

Asset Quality. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due and/or on non-accrual status are generally considered non-performing assets.

	At September 30,	At December 31,
	2014	2013
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$1,027	$399
Commercial loans	—	—
Construction loans	—	—
Consumer	2	—

Total non-accrual loans	1,029	399

Non-performing restructured loans	—	—

Total non-performing loans	1,029	399

Other real estate owned	—	—

Total non-performing assets	$1,029	$399

Ratios:
Non-performing loans to total loans	0.45%	0.18%
Non-performing assets to total assets	0.38%	0.15%
Allowance for loan losses to non-performing loans	207.58%	600.50%

Total delinquent loans increased $445,000, from $927,000 at December 31, 2013 to $1.4 million at September 30, 2014, primarily in residential one- to four-family loans.

Non-performing assets increased $630,000 to $1.0 million at September 30, 2014 compared to $399,000 at December 31, 2013. The increase was related to two one- to four-family residential loans and one home equity line of credit. Total non-performing assets represented 0.38% of total assets at September 30, 2014 and 0.15% of total assets at December 31, 2013.

Loans classified as substandard decreased $1.7 million to $1.3 million at September 30, 2014 from $3.1 million at December 31, 2013. The decrease in substandard loans was primarily due to the sale of our mortgage on one commercial real estate loan, which had previously been fully reserved for. All of these credits continue to be managed in an effort to minimize loss to the Bank.

The allowance for loan losses decreased $260,000 to $2.1 million at September 30, 2014 due to the charge-off activity during the nine months ended September 30, 2014. Loan charge-offs were $264,000 and recoveries were $3,000 for the nine months ended September 30, 2014, as compared to loan charge-offs of $137,000 and loan recoveries of $46,000 for the same period in 2013. The allowance represented 0.92% of total loans at September 30, 2014 and 1.06% of total loans at December 31, 2013. At these levels, the allowance for loan losses as a percentage of non-performing loans was 207.58% at September 30, 2014 and 600.50% at December 31, 2013.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

General. Net income increased $222,000, or 132.1%, to $390,000 for the three months ended September 30, 2014, compared to net income of $168,000 for the three months ended September 30, 2013. The increase was primarily due to an increase in net interest and dividend income and a decrease in the provision for loan losses, partially offset by an increase in non-interest expenses.

Interest and Dividend Income. Interest and dividend income increased $336,000, or 13.6%, to $2.8 million for the three months ended September 30, 2014, due to increases in interest income on loans and interest income on investment securities. Interest income on loans increased $315,000, or 13.5%, to $2.7 million for the three months ended September 30, 2014, due to a $29.3 million, or 14.5%, increase in the average balance of loans, partially offset by a five basis point decrease in yield to 4.59% for the three months ended September 30, 2014 from 4.64% for the three months ended September 30, 2013.

Interest and dividend income on investment securities increased $22,000, or 17.6%, to $147,000 for the three months ended September 30, 2014 from $125,000 for the three months ended September 30, 2013, due to a $1.1 million, or 4.8% increase in the average balance of investment securities for the three months ended September 30, 2014 and by a 26 basis point increase in yield to 2.56% for the three months ended September 30, 2014 from 2.30% for the three months ended September 30, 2013. The increase in investment securities was in residential mortgage-backed securities and state and municipal obligations.

Interest Expense. Interest expense increased $82,000, or 28.4%, to $371,000 for the three months ended September 30, 2014 from $289,000 for the three months ended September 30, 2013. Interest expense on deposits increased $67,000, or 45.9%, to $213,000 for the three months ended September 30, 2014 from $146,000 for the three months ended September 30, 2013, due to an increase in the average balance of interest-bearing deposits of $22.5 million, or 17.1%, to $154.4 million for the three months ended September 30, 2014 from $131.8 million for the three months ended September 30, 2013 and by an increase in the average rate we paid on interest-bearing deposits to 0.55% for the three months ended September 30, 2014 compared to 0.44% for the three months ended September 30, 2013.  The increase in the average balance of interest-bearing deposits is due primarily to an increase in certificate of deposit accounts obtained through a listing service. The average balance of these deposits for the three months ended September 30, 2014 totaled $27.5 million and the associated interest expense totaled $73,000.  The average balance of these deposits for the three months ended September 30, 2013 totaled $5.9 million and the associated interest expense totaled $11,000.

Interest expense on FHLB advances increased $15,000, or 10.5%, to $158,000 for the three months ended September 30, 2014 from $143,000 for the three months ended September 30, 2013. The increase was due to the average balance, which increased $4.9 million, or 9.8%, to $54.3 million for the three months ended September 30, 2014 from $49.4 million for the three months ended September 30, 2013. The increase in average balances was due primarily to long-term advances, whose average balances increased $5.1 million, or 26.3%, to $24.3 million for the three months ended September 30, 2014 from $19.2 million for the same period in 2013. The average rate we paid on FHLB advances was 1.16% for the three months ended September 30, 2014 and was unchanged compared to the three months ended September 30, 2013.

Net Interest and Dividend Income. Net interest and dividend income increased $254,000, or 11.7%, to $2.4 million for the three months ended September 30, 2014 compared to $2.2 million for the three months ended September 30, 2013. The increase in net interest income was primarily the result of a $3.8 million, or 8.2%, increase in net average interest-earning assets to $49.8 million for the three months ended September 30, 2014, from $46.1 million for the same period in 2013, partially offset by a seven basis point decrease in net interest margin to 3.78% for the three months ended September 30, 2014 compared to the same period in 2013. Our net interest margin may compress in the future due to competitive pricing in our market area.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we recorded a $1,000 provision for loan losses for the three months ended September 30, 2014 compared to $244,000 for the three months ended September 30, 2013. We recorded $37,000 in loan charge-offs and no loan recoveries during the three months ended September 30, 2014. The allowance for loan losses was $2.1 million, or 0.92% of total loans and 207.58% of non-performing loans at September 30, 2014, compared to an allowance for loan losses of $2.4 million, or 1.06% of total loans and 600.50% of non-performing loans at December 31, 2013. For additional information please refer to Note 6 (Loans and Servicing).

Non-interest Income. Non-interest income increased $8,000, or 3.3%, to $249,000 for the three months ended September 30, 2014 from $241,000 for the three months ended September 30, 2013, primarily due to an increase in mortgage banking income. Mortgage banking income increased $15,000, or 36.6%, to $56,000 for the three months ended September 30, 2014 from $41,000 for the three months ended September 30, 2013.

Non-interest Expense. Non-interest expense increased $129,000, or 6.7%, to $2.1 million for the three months ended September 30, 2014 compared to the same period in 2013. Salaries and benefits expense increased $14,000, or 1.2%. Occupancy and equipment expense increased $14,000, or 6.3% primarily due to depreciation expense associated with a new commercial loan software system. Professional fees increased $22,000, or 21.6% primarily due to the implementation of a sub-servicing function for residential loans. Other general and administrative expenses increased $37,000, or 14.7% and included $25,000 in recruitment expense related to the hiring of the Chief Operating Officer.

Income Tax Expense. The income before income taxes of $627,000 resulted in income tax expense of $237,000 for the three months ended September 30, 2014, compared to income before income taxes of $251,000 resulting in an income tax expense of $83,000 for the three months ended September 30, 2013. The effective income tax rate was 37.8% for the three months ended September 30, 2014 compared to 33.1% for the three months ended September 30, 2013. The increase in the effective tax rate for the three months ended September 30, 2014 was primarily due to the relationship of non-taxable income to the quarterly pre-tax income being lower compared to the three months ended September 30, 2013.

Average Balance Sheet. The following table sets forth certain information regarding the Company’s average balance sheet for the periods indicated, including the average yields on its interest-earning assets and the average costs of its interest-bearing liabilities. Average yields are calculated by dividing the interest and dividend income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the period are derived from average balances that are calculated daily. The average yields and costs include fees that are considered adjustments to such average yields and costs.

	Three Months Ended September 30,
	2014			2013
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$231,193	$2,655	4.59%	$201,890	$2,340	4.64%
Investment securities (1)	24,138	155	2.56%	23,036	132	2.30%
Short-term investments	3,161	1	0.13%	2,385	2	0.34%
Total interest-earning assets	258,492	2,811	4.35%	227,311	2,474	4.35%
Non-interest-earning assets	9,233	—		9,469	—
Total assets	$267,725	2,811		$236,780	2,474

Interest-bearing liabilities:
Savings deposits	$14,197	1	0.03%	$12,683	1	0.03%
NOW accounts	28,174	12	0.17%	29,713	12	0.16%
Money market accounts	49,497	32	0.26%	44,299	7	0.06%
Certificates of deposit	62,512	168	1.07%	45,152	126	1.12%
Total interest-bearing deposits	154,380	213	0.55%	131,847	146	0.44%
FHLB advances	54,268	158	1.16%	49,413	143	1.16%
Total interest-bearing liabilities	208,648	371	0.71%	181,260	289	0.64%
Non-interest-bearing liabilities:
Demand deposits	26,602			22,859
Other non-interest-bearing liabilities	3,135			3,166
Total liabilities	238,385			207,285
Stockholders’ equity	29,340			29,495
Total liabilities and stockholders’ equity	$267,725			$236,780
Net interest-earning assets (4)	$49,844			$46,051
Fully tax-equivalent net interest income		2,440			2,185

Less: tax-equivalent adjustments		(8)			(7)
Net interest income		$2,432			$2,178
Net interest rate spread (1)(3)			3.64%			3.71%
Net interest margin (1)(5)			3.78%			3.85%
Average of interest-earning assets to interest-bearing liabilities			123.89%			125.41%

(1)         Interest and yield on investment securities, interest rate spread and net interest margin, are presented on a tax-equivalent basis. Tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of income.  For the three months ended September 30, 2014 and 2013 the yield on investment securities before tax-equivalent adjustments was 2.44% and 2.17%, respectively, and the yield on total interest-earning assets was 4.34% for both periods. Net interest rate spread before tax-equivalent adjustments for the three months ended September 30, 2014 and 2013 was 3.63% and 3.70%, respectively, while net interest margin before tax-equivalent adjustments was 3.76% and 3.83%, respectively.

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

	For the Three Months Ended September 30, 2014
	Compared to the Three Months Ended
	September 30, 2013
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$340	$(25)	$315
Investment securities (1)	7	16	23
Short-term investments	1	(2)	(1)

Total interest-earning assets	348	(11)	337

Interest-bearing liabilities:
Savings deposits	—	—	—
NOW accounts	(1)	1	—
Money market accounts	1	24	25
Certificates of deposit	48	(6)	42

Total interest-bearing deposits	48	19	67

FHLB advances	14	1	15

Total interest-bearing liabilities	62	20	82

Change in net interest income	$286	$(31)	$255

(1)         Municipal securities income and net interest income are presented on a tax-equivalent basis using a tax rate of 34% resulting in an adjustment of $8,000 and $7,000 for the three months ended September 30, 2014 and 2013, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and 2013

General. Net income increased $512,000, or 97.2%, to $1.0 million for the nine months ended September 30, 2014, compared to net income of $527,000 for the nine months ended September 30, 2013. The increase was primarily due to an increase in net interest and dividend income and a decrease in the provision for loan losses, partially offset by a decrease in mortgage banking income and an increase in non-interest expenses.

Interest and Dividend Income. Interest and dividend income increased $1.4 million, or 20.0%, to $8.3 million for the nine months ended September 30, 2014, due to increases in interest income on loans and interest income on investment securities. Interest income on loans increased $1.2 million, or 18.3%, to $7.9 million for the nine months ended September 30, 2014, due to a $37.8 million, or 19.7%, increase in the average balance of loans, partially offset by a five basis point decrease in yield to 4.59% for the nine months ended September 30, 2014 from 4.64% for the nine months ended September 30, 2013.

Interest and dividend income on investment securities increased $172,000, or 65.4%, to $435,000 for the nine months ended September 30, 2014 from $263,000 for the nine months ended September 30, 2013, due to a $6.0 million, or 35.0% increase in the average balance of investment securities for the nine months ended September 30, 2014 and by a 52 basis point increase in yield to 2.63% for the nine months ended September 30, 2014 from 2.11% for the nine months ended September 30, 2013. The increase in investment securities was in residential mortgage-backed securities and state and municipal obligations.

Interest Expense. Interest expense increased $208,000, or 24.0%, to $1.1 million for the nine months ended September 30, 2014 from $866,000 for the nine months ended September 30, 2013. Interest expense on deposits increased $198,000, or 47.3%, to $617,000 for the nine months ended September 30, 2014 from $419,000 for the nine months ended September 30, 2013, due to an increase in the average balance of interest-bearing deposits of $25.9 million, or 20.2%, to $154.6 million for the nine months ended September 30, 2014 from $128.6 million for the nine months ended September 30, 2013 and by an increase in the average rate we paid on interest-bearing deposits to 0.53% for the nine months ended September 30, 2014 compared to 0.43% for the nine months ended September 30, 2013. The increase in the average balance of interest-bearing deposits is due primarily to an increase in certificate of deposit accounts obtained through a listing service. The average balance of these deposits for the nine months ended September 30, 2014 totaled $28.2 million and the associated interest expense totaled $212,000.  The average balance of these deposits for the nine months ended September 30, 2013 totaled $2.0 million and the associated interest expense totaled $11,000.

Interest expense on FHLB advances increased $10,000, or 2.2%, to $457,000 for the nine months ended September 30, 2014 from $447,000 for the nine months ended September 30, 2013. The increase was primarily due to an increase in the average balance of FHLB advances, which increased $16.2 million, or 42.4%, to $54.5 million for the nine months ended September 30, 2014 from $38.3 million for the nine months ended September 30, 2013, partially offset by a 44 basis point decrease in the average rate we paid on FHLB advances to 1.12% for the nine months ended September 30, 2014 compared to 1.56% for the nine months ended September 30, 2013.  The increase in average balances was due primarily to short-term advances, whose average balances increased $12.8 million, or 71.1%, to $30.8 million for the nine months ended September 30, 2014 from $18.0 million for the same period in 2013.

Net Interest and Dividend Income. Net interest and dividend income increased $1.2 million, or 19.5%, to $7.3 million for the nine months ended September 30, 2014 compared to $6.1 million for the nine months ended September 30, 2013. The increase in net interest income was primarily the result of a $2.7 million, or 6.1%, increase in net average interest-earning assets to $47.4 million for the nine months ended September 30, 2014, from $44.7 million for the same period in 2013, partially offset by a five basis point decrease in net interest margin to 3.79% for the nine months ended September 30, 2014 compared to the same period in 2013. Our net interest margin may compress in the future due to competitive pricing in our market area.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we recorded a $1,000 provision for loan losses for the nine months ended September 30, 2014 compared to $407,000 for the nine months ended September 30, 2013. We recorded $264,000 in loan charge-offs and $3,000 in loan recoveries during the nine months ended September 30, 2014. The allowance for loan losses was $2.1 million, or 0.92% of total loans and 207.58% of non-performing loans at September 30, 2014, compared to an allowance for loan losses of $2.4 million, or 1.06% of total loans and 600.50% of non-performing loans at December 31, 2013. For additional information please refer to Note 6 (Loans and Servicing).

Non-interest Income. Non-interest income decreased $532,000, or 40.7%, to $775,000 for the nine months ended September 30, 2014 from $1.3 million for the nine months ended September 30, 2013, primarily due to a decrease in mortgage banking income. Mortgage banking income decreased $517,000 or 74.3%, to $179,000 for the nine months ended September 30, 2014 from $696,000 for the nine months ended September 30, 2013. Loan sale volume decreased $16.8 million, or 52.1%, to $15.5 million for the nine months ended September 30, 2014 from $32.3 million for the nine months ended September 30, 2013.  The percentage gain on the loans sold decreased 93 basis points to 1.52% for the nine months ended September 30, 2014 from 2.45% for the same period in 2013.  The loan sale volume was negatively affected by a decline in loan refinancing volume.  As a result of a FNMA industry wide audit program, we were required to repurchase four loans previously sold to FNMA during 2013. The reduction in income associated with the repurchases was $34,000 during the nine months ended September 30, 2014.  As the audit process continues we may be subject to additional repurchases in the future. Other non-interest income included $77,000 of fees associated with commercial lines of credit facilities for the nine months ended September 30, 2014 compared to $78,000 for the nine months ended September 30, 2013.

Non-interest Expense. Non-interest expense increased $228,000, or 3.7%, to $6.4 million for the nine months ended September 30, 2014 compared to the same period in 2013. Occupancy and equipment expense increased $67,000, or 10.1% primarily due to depreciation expense associated with a new commercial loan software system. Data processing expenses decreased $13,000 or 2.8% due to the reduction of one-time implementation fees incurred during the nine months ended September 30, 2014 compared to the same period in 2013. Professional fees increased $74,000, or 23.1% primarily due to the implementation of a sub-servicing function for residential loans.

Income Tax Expense. The income before income taxes of $1.7 million resulted in income tax expense of $618,000 for the nine months ended September 30, 2014, compared to income before income taxes of $826,000 resulting in an income tax expense of $299,000 for the nine months ended September 30, 2013. The effective income tax rate was 37.3% for the nine months ended September 30, 2014 compared to 36.2% for the nine months ended September 30, 2013. The increase in the effective tax rate for the nine months ended September 30, 2014 was primarily due to the relationship of non-taxable income to pre-tax income being lower compared to the nine months ended September 30, 2013.

Average Balance Sheet. The following table sets forth certain information regarding the Company’s average balance sheet for the periods indicated, including the average yields on its interest-earning assets and the average costs of its interest-bearing liabilities. Average yields are calculated by dividing the interest and dividend income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the period are derived from average balances that are calculated daily. The average yields and costs include fees that are considered adjustments to such average yields and costs.

	Nine Months Ended September 30,
	2014			2013
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$229,827	$7,908	4.59%	$191,979	$6,685	4.64%
Investment securities (1)	23,246	458	2.63%	17,213	272	2.11%
Short-term investments	3,375	3	0.12%	2,345	5	0.28%
Total interest-earning assets	256,448	8,369	4.35%	211,537	6,962	4.39%
Non-interest-earning assets	9,213	—		8,878	—
Total assets	$265,661	8,369		$220,415	6,962

Interest-bearing liabilities:
Savings deposits	$14,110	2	0.02%	$12,441	2	0.02%
NOW accounts	29,863	41	0.18%	28,469	35	0.16%
Money market accounts	46,112	63	0.18%	45,556	21	0.06%
Certificates of deposit	64,473	511	1.06%	42,152	361	1.14%
Total interest-bearing deposits	154,558	617	0.53%	128,618	419	0.43%
FHLB advances	54,478	457	1.12%	38,252	447	1.56%
Total interest-bearing liabilities	209,036	1,074	0.69%	166,870	866	0.69%
Non-interest-bearing liabilities:
Demand deposits	24,551			20,713
Other non-interest-bearing liabilities	3,053			2,823
Total liabilities	236,640			190,406
Stockholders’ equity	29,021			30,009
Total liabilities and stockholders’ equity	$265,661			$220,415
Net interest-earning assets (4)	$47,412			$44,667
Fully tax-equivalent net interest income		7,295			6,096

Less: tax-equivalent adjustments		(23)			(9)
Net interest income		$7,272			$6,087
Net interest rate spread (1)(3)			3.66%			3.70%
Net interest margin (1)(5)			3.79%			3.84%
Average of interest-earning assets to interest-bearing liabilities			122.68%			126.77%

(1)         Interest and yield on investment securities, interest rate spread and net interest margin, are presented on a tax-equivalent basis. Tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of income.  For the nine months ended September 30, 2014 and 2013 the yield on investment securities before tax-equivalent adjustments was 2.50% and 2.04%, respectively, and the yield on total interest-earning assets was 4.34% and 4.38%, respectively. Net interest rate spread before tax-equivalent adjustments for the nine months ended September 30, 2014 and 2013 was 3.65% and 3.69%, respectively, while net interest margin before tax-equivalent adjustments was 3.78% and 3.84%, respectively.

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

	For the Nine Months Ended September 30, 2014
	Compared to the Nine Months Ended
	September 30, 2013
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$1,318	$(95)	$1,223
Investment securities (1)	96	90	186
Short-term investments	2	(4)	(2)

Total interest-earning assets	1,416	(9)	1,407

Interest-bearing liabilities:
Savings deposits	—	—	—
NOW accounts	2	4	6
Money market accounts	—	42	42
Certificates of deposit	191	(41)	150

Total interest-bearing deposits	193	5	198

FHLB advances	190	(180)	10

Total interest-bearing liabilities	383	(175)	208

Change in net interest income	$1,033	$166	$1,199

(1)         Municipal securities income and net interest income are presented on a tax-equivalent basis using a tax rate of 34% resulting in an adjustment of $23,000 and $9,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2014, cash and cash equivalents totaled $6.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $19.9 million at September 30, 2014. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $134.9 million. At September 30, 2014, we had $52.9 million in FHLB advances outstanding, $27.1 million in certificates of deposit obtained through a listing service and $1.2 million in brokered certificates of deposit, allowing the Company access to an additional $53.7 million in wholesale funds based on policy guidelines.

At September 30, 2014 we had $7.1 million in loan commitments outstanding. In addition to commitments to originate loans, we had $38.0 million in unadvanced funds to borrowers. Related to our secondary market activities, we had $1.7 million of forward loan sale commitments at September 30, 2014. These forward loan sale commitments were used to offset the interest rate risk associated with mortgage loans, which have had their interest rate locked by our customers.

Certificates of deposit due within one year of September 30, 2014 totaled $22.2 million, or 12.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits or other advances than we currently pay on the certificates of deposit due on or before September 30, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

Our primary investing activities are the origination and purchase of loans and the purchase of securities. During the nine months ended September 30, 2014, we originated $55.0 million in loans and purchased $2.6 million in securities.

Financing activities consist primarily of activity in deposit accounts, FHLB advances and the sale of residential mortgages. We experienced a net increase in total deposits of $7.2 million for the nine months ended September 30, 2014. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. FHLB advances reflected a net decrease of $2.1 million during the nine months ended September 30, 2014. FHLB advances have primarily been used to fund loan demand and deposit outflows. We sold $15.5 million in conforming residential mortgage loans for the nine months ended September 30, 2014.

Capital Management. The Bank is subject to various regulatory capital requirements including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2014, the Bank exceeded all of its regulatory capital requirements and is considered “well capitalized” under regulatory guidelines.

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

Off-Balance Sheet Arrangements.   For the nine months ended September 30, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable

b) Not applicable

c) The following table presents a summary of the Company’s share repurchases during the quarter ended September 30, 2014.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Program (1)	Program (1)
July 1 through July 31, 2014	0	$0.00	0	32,973
August 1 through August 31, 2014	0	$0.00	0	32,973
September 1 through September 30, 2014	0	$0.00	0	32,973

(1) On July 23, 2013 the Company announced that its Board of Directors had authorized a second stock repurchase program pursuant to which the Company intends to purchase up to approximately 5.0% of its then issued and outstanding shares, or up to 93,765 shares. The repurchase program has no expiration date.

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

Item 6.   Exhibits

31.1  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32     Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101   The following financial statements from Georgetown Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 12, 2014, formatted in XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

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

GEORGETOWN BANCORP, INC.
(Registrant)

Date: November 12, 2014	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2014	/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)