Form 10-K
period 2014-12-31
Georgetown Bancorp, Inc.
filed 2015-03-30
CIK 1542299

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price at which the common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $25.5 million.

As of March 24, 2015, there were 1,844,040 shares issued and outstanding of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.                                 Proxy Statement for the 2015 Annual Meeting of Stockholders (Part III)

Georgetown Bancorp, Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2014

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

Georgetown Bancorp, Inc.

Georgetown Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in March 2012 to be the successor corporation to Georgetown Bancorp, Inc., a federal corporation (“Georgetown Federal”) and the former stock holding company for Georgetown Bank, upon completion of the mutual-to-stock conversion of Georgetown Bancorp, MHC, the former mutual holding company for Georgetown Bank.  Georgetown Bank is a wholly-owned subsidiary of the Company.

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

The executive office of the Company is located at 2 East Main Street, Georgetown, Massachusetts 01833, and its telephone number is (978) 352-8600. The Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System.

Georgetown Bank

Georgetown Bank (the “Bank”) is a federally chartered savings bank headquartered in Georgetown, Massachusetts. The Bank was originally founded in 1868. In connection with its initial mutual holding company reorganization and stock offering, the Bank converted from a Massachusetts-chartered savings bank to a federally chartered savings bank on January 5, 2005. The Bank conducts business from its main office located at 2 East Main Street in Georgetown, Massachusetts, and its branch offices located in North Andover and Rowley, Massachusetts. The telephone number at its main office is (978) 352-8600. The Bank is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (“OCC”).

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

Our revenues are derived principally from interest on loans and securities, loan commitment and customer service fees. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities, as well as the sale of residential loans in the secondary market.

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

The population in Essex County, Massachusetts grew 2.60% from 2010 to 2014, compared to a growth rate of 1.07% for Rockingham County, New Hampshire (located in southern New Hampshire), 2.39% for the Commonwealth of Massachusetts and 2.74% for the United States as a whole during the same time period. Median household income for 2014 was $65,986 in Essex County, Massachusetts compared to $76,173, $65,736 and $51,579 for Rockingham County, New Hampshire, the Commonwealth of Massachusetts and the United States as a whole, respectively, for the same year. The average unemployment rate for Essex County, Massachusetts, was 6.1% for 2014, compared to 7.2% for 2013. The average unemployment rate for Rockingham County, New Hampshire decreased to 4.8% for 2014 compared to 5.7% for 2013, and the average unemployment rate for the Commonwealth of Massachusetts decreased to 5.9% for 2014 compared to 6.6% for 2013. By comparison, the average unemployment rates for the United States as a whole were 6.2% for 2014 and 7.4% for 2013.

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

As of June 30, 2014 (the latest date for which information is available), our market share was 0.98% of total deposits in Essex County, Massachusetts, making us the 21st largest out of 38 financial institutions in Essex County based upon deposit share as of that date.

Lending Activities

In recent years, we have diversified our lending activities by increasing our origination of commercial and multi-family real estate loans, one- to four-family investment property loans and commercial business loans. Our commercial loan portfolio, including construction loans, has grown significantly since 2011, to $132.2 million, or 56.7% of our total loan portfolio as of December 31, 2014 compared to $82.6 million, or 50.8% of our loan portfolio at December 31, 2011.  We plan to continue to emphasize our commercial lending activities in the future.  We also originate consumer loans that are not secured by real estate, including automobile loans, deposit account loans and unsecured personal loans.

In accordance with our previous strategic plan initiative of the development of a mortgage banking operation, we sold $20.6 million in residential loans, net of repurchases, in the secondary market during the year ended December 31, 2014, generating $278,000 in non-interest income. We expect to have less of an emphasis on this activity in the future.  For a description of our business strategy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy.”

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$84,199	36.12%	$92,450	40.93%	$95,546	52.54%	$62,613	38.46%	$70,685	39.25%
Home equity loans and lines of credit	16,499	7.08	15,399	6.82	15,560	8.56	17,118	10.51	17,305	9.61
Total residential mortgage loans	100,698	43.20	107,849	47.75	111,106	61.10	79,731	48.97	87,990	48.86

Commercial loans:
One- to four-family investment property	8,345	3.58	11,089	4.91	11,355	6.25	10,816	6.64	11,892	6.60
Multi-family real estate	15,020	6.44	14,462	6.40	5,346	2.94	13,037	8.01	14,121	7.84
Commercial real estate	62,227	26.69	54,272	24.02	32,730	18.00	25,399	15.60	27,688	15.38
Commercial business	17,838	7.65	16,681	7.39	8,653	4.76	10,137	6.23	12,475	6.93
Total commercial loans	103,430	44.36	96,504	42.72	58,084	31.95	59,389	36.48	66,176	36.75

Construction loans:
One- to four-family	13,056	5.60	9,848	4.36	7,379	4.06	11,941	7.33	16,725	9.29
Multi-family	10,842	4.65	7,304	3.24	3,665	2.02	10,656	6.55	7,730	4.29
Non-residential	4,828	2.07	3,955	1.75	1,161	0.64	629	0.39	733	0.41
Total construction loans	28,726	12.32	21,107	9.35	12,205	6.72	23,226	14.27	25,188	13.99

Consumer	289	0.12	408	0.18	414	0.23	451	0.28	726	0.40

Total loans	233,143	100.00%	225,868	100.00%	181,809	100.00%	162,797	100.00%	180,080	100.00%

Other items:
Net deferred loan costs	379		440		570		147		95
Allowance for loan losses	(2,229)		(2,396)		(1,780)		(1,824)		(1,651)

Total loans, net	$231,293		$223,912		$180,599		$161,120		$178,524

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2014. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Residential				Commercial
			Home Equity Loans and		One- to four-family
	One- to four-family		Lines of Credit		investment property		Multi-family real estate		Commercial real estate		Commercial business
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2015	$19	5.51%	$2	6.50%	$2,989	5.75%	$966	5.96%	$1,995	6.15%	$374	4.47%
2016	102	5.20%	15	6.86%	—	—%	—	—%	1,183	6.75%	323	5.33%
2017	248	5.54%	21	5.86%	18	3.50%	2,023	4.42%	1,060	5.12%	3,333	4.51%
2018-2019	1,535	4.97%	52	7.24%	659	4.79%	24	4.75%	9,197	4.71%	6,845	5.15%
2020-2024	1,731	5.38%	1,307	3.79%	3,838	4.89%	12,007	4.73%	32,160	5.01%	6,343	4.69%
2025-2029	4,750	3.49%	4,526	4.54%	255	4.80%	—	—%	5,245	4.06%	620	3.92%
2030 and beyond	75,814	4.20%	10,576	4.15%	586	6.04%	—	—%	11,387	4.34%	—	—%

Total	$84,199	4.20%	$16,499	4.24%	$8,345	5.27%	$15,020	4.76%	$62,227	4.84%	$17,838	4.81%

	Construction
	One- to four-family		Multi-family		Non-residential		Consumer		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2015	$5,629	5.87%	$1,855	6.78%	$—	—%	$88	15.03%	$13,917	6.03%
2016	5,374	5.80%	—	—%	—	—%	41	6.37%	7,038	5.93%
2017	236	6.50%	418	5.50%	—	—%	65	7.01%	7,422	4.75%
2018-2019	—	—%	—	—%	—	—%	91	7.85%	18,403	4.92%
2020-2024	—	—%	2,997	5.22%	800	4.50%	—	—%	61,183	4.90%
2025-2029	—	—%	5,572	3.97%	3,600	4.25%	—	—%	24,568	4.05%
2030 and beyond	1,817	4.70%	—	—%	428	3.75%	4	3.11%	100,612	4.23%

Total	$13,056	5.69%	$10,842	4.85%	$4,828	4.25%	$289	9.57%	$233,143	4.62%

The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at December 31, 2014 that are contractually due after December 31, 2015.

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(In thousands)

Residential:
One- to four-family	$62,452	$21,728	$84,180
Home equity loans and lines lines of credit	1,083	15,414	16,497
Total residential mortgage loans	63,535	37,142	100,677

Commercial:
One- to four-family investment property	806	4,550	5,356
Multi-family real estate	24	14,030	14,054
Commercial real estate	9,279	50,953	60,232
Commercial business	7,323	10,141	17,464
Total commercial loans	17,432	79,674	97,106

Construction:
One- to four-family	2,225	5,202	7,427
Multi-family	418	8,569	8,987
Non-residential	428	4,400	4,828
Total construction	3,071	18,171	21,242

Consumer	201	—	201

Total loans	$84,239	$134,987	$219,226

One- to Four-Family Residential Loans. Our previous strategic plan included the continued emphasis of our mortgage banking operation, whereby the majority of fixed-rate residential loan originations, primarily consisting of loans with 30 year terms, were sold primarily on a servicing-retained basis.  In recent periods, the level of mortgage banking income has been volatile, as it is heavily influenced by fluctuations in mortgage loan interest rates. Additionally, there has been a significant increase in the regulatory compliance burden associated with residential lending and the residential lending secondary market. As a result, the Company has revised the strategic objective to expand our mortgage banking operation and we expect to have less of a reliance on mortgage banking income in the future.  The new business model is originating residential loans on a brokered basis, whereby loans will be processed and closed by a third party generating fee income for the Company. For a description of our business strategy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy.” At December 31, 2014, $84.2 million, or 36.1% of our loan portfolio consisted of one- to four-family residential mortgage loans. We sold $20.6 million in residential mortgage loans, net of repurchases, during the year ended December 31, 2014, representing 66.7% of one- to four-family residential real estate loans originated during the year. One- to four-family mortgage loan originations are generally obtained from our outside and in-house loan representatives, from existing or past customers, through advertising, and through referrals from local real estate brokers and attorneys, and are underwritten pursuant to our policies and standards. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. Fixed-rate mortgage loans generally are originated for terms of 10 to 40 years. Generally, all fixed-rate residential mortgage loans are underwritten according to secondary market policies and procedures, which allows for sale in the secondary market, consistent with our asset-liability management and portfolio needs.

We also offer adjustable-rate mortgage loans for one- to four-family properties, primarily with an interest rate based on the one-year LIBOR Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-or five-year initial fixed-rate period. We originated $1.4 million of adjustable-rate, one- to four-family residential loans during the year ended December 31, 2014 and $29.5 million of fixed-rate one- to four-family residential loans during the same period. Of these fixed-rate originations, $22.6 million, or 73.1%, were originated for sale in the secondary mortgage market. Our adjustable-rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 5%, regardless of the initial rate. Our adjustable-rate mortgage loans amortize over terms of up to 30 years. Generally, all adjustable-rate residential mortgage loans are underwritten according to secondary market policies and procedures.

Adjustable-rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable-rate mortgage loans with respect to interest rate risk may be limited during periods of rapidly rising interest rates. At December 31, 2014, $21.7 million, or 25.8% of our one- to four-family residential loans, had adjustable rates of interest.

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

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance for the benefit of Georgetown Bank. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans. Our loan policy provides that we will not originate loans secured by real estate that contains underground fuel storage tanks. At December 31, 2014, our largest residential mortgage loan had a principal balance of $1.4 million and was secured by a residence located in Wellesley, Massachusetts. This loan was performing in accordance with its original repayment terms at December 31, 2014.

Home Equity Loans and Home Equity Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by one- to four-family residences. At December 31, 2014, home equity loans and equity lines of credit totaled $16.5 million, or 7.1% of total loans. Additionally, at December 31, 2014, the unadvanced amounts of home equity lines of credit totaled $8.8 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined loan-to-value ratio for home equity loans and equity lines of credit is generally limited to 85%. Home equity loans are offered with fixed-rates of interest and with terms of up to 15 years. Our home equity lines of credit have adjustable-rates of interest that are generally equal to the prime rate, as reported in The Wall Street Journal, plus 0.50% with a floor rate of 4.00%.

Commercial Real Estate Loans. We originate commercial real estate loans, including commercial lines of credit, generally in our primary lending market area, that are secured by properties used for business purposes such as small office buildings, retail facilities and owner-occupied properties. At December 31, 2014, commercial real estate loans totaled $62.2 million, which amounted to 26.7% of total loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property, provided such loans comply with our loans-to-one borrower limit for these types of loans. Our loans-to-one borrower limit is 15% of Georgetown Bank’s unimpaired capital, which limit was $4.4 million at December 31, 2014, but we generally target commercial real estate loans with balances of up to $3.0 million. At December 31, 2014, our average commercial real estate loan had a balance of $724,000. Our commercial real estate loans may be made with terms of up to 10 years with an amortization of 25 years, are offered with interest rates that are fixed or adjust periodically, and are generally indexed to Federal Home Loan Bank of Boston borrowing rates. When possible these loans provide for a pre-payment penalty.

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

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower, except for existing amortizing loan relationships less than $300,000. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at December 31, 2014 was a $3.5 million loan collateralized by a 17 unit office building located in Marlborough, Massachusetts. This loan was performing according to its original repayment terms at December 31, 2014.

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

One- to Four-Family Investment Property Loans. We originate commercial real estate loans on one- to four-family investment properties. The subject properties are non-owner occupied and are generally under a business name or in an individual’s name in instances where an individual owns more investment property than what is allowed under Fannie Mae guidelines. At December 31, 2014, one- to four-family investment property loans totaled $8.3 million, which amounted to 3.6% of total loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property, provided such loans comply with our loans-to-one borrower limit for these types of loans. We generally target one- to four-family investment property loans with balances up to $750,000. At December 31, 2014, our average one- to four-family investment property loan had a balance of $177,500. Our loans for one- to four-family investment properties may be made with terms of up to 10 years with an amortization period of up to 25 years, are offered with interest rates that are fixed or adjust periodically, and are generally indexed to Federal Home Loan Bank of Boston advance rates. When possible these loans provide for a pre-payment penalty.

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

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower, except for existing amortizing loan relationships less than $300,000. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a rent roll and copies of leases, as applicable. The largest one- to four-family investment property loan in our portfolio at December 31, 2014 was a $785,000 loan collateralized by a residential property located in Suffolk County, Massachusetts. This loan was performing according to its original repayment terms at December 31, 2014.

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

Multi-Family Real Estate Loans. We originate commercial real estate loans on multi-family properties. The subject properties are non-owner occupied rental properties greater than four units and generally under a business name or in an individual’s name. At December 31, 2014, multi-family real estate loans totaled $15.0 million, which amounted to 6.4% of total loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property, provided such loans comply with our loans-to-one borrower limit for these types of loans. We generally target multi-family loans with balances up to $2.5 million. At December 31, 2014, our average multi-family real estate loan had a balance of $790,500. Our loans for multi-family real estate properties may be made with terms of up to 10 years with an amortization of up to 25 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to Federal Home Loan Bank of Boston advance rates. When possible these loans provide for a pre-payment penalty.

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

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower, except for existing amortizing loan relationships less than $300,000. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a rent roll and copies of leases, as applicable. The largest multi-family real estate loan in our portfolio at December 31, 2014 was a $2.6 million loan collateralized by a 37 unit multi-family property located in Suffolk County, Massachusetts. This loan was performing according to its original repayment terms at December 31, 2014.

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

Commercial Business Loans. At December 31, 2014, we had $17.8 million in commercial business loans, which amounted to 7.7% of total loans. We make commercial business loans in our primary lending market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit, which was $4.4 million at December 31, 2014. Such loans are generally used for short and long-term working capital purposes such as providing working capital for purchasing inventory or to acquire fixed assets such as machinery or equipment. Commercial business loans are made with either adjustable or fixed-rates of interest. Variable rates are generally based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed-rate commercial business loans are set either at a margin above the Federal Home Loan Bank of Boston comparable advance rate or the prime rate swap curve. When making commercial business loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if applicable. Commercial business loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and we also require the business principals to execute such loans in their individual capacities. Depending on the amount of the loan and the collateral used to secure the loan, commercial business loans are generally made in amounts of up to 80% of the value of the collateral securing the loan. Commercial business loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2014, our largest outstanding commercial business loan had an outstanding balance of $1.2 million, which was secured by multi-family and residential properties located in Essex County, Massachusetts. This loan was performing according to its original repayment terms at December 31, 2014.

Construction Loans. We originate construction loans for the development of one- to four and multi-family residential properties and non-residential properties located in our primary lending market area to experienced local developers and to individuals for the construction of their personal residences. At December 31, 2014, one- to four-family residential construction loans amounted to $13.1 million, or 5.6% of total loans. At December 31, 2014, the unadvanced portion of these residential construction loans totaled $5.2 million. At December 31, 2014, construction loans collateralized by multi-family properties totaled $10.8 million, or 4.7% of total loans. The unadvanced portion of these construction loans totaled $781,000 at December 31, 2014. Construction loans collateralized by non-residential properties totaled $4.8 million, or 2.1% of total loans. The unadvanced portion of these construction loans totaled $2.9 million at December 31, 2014.

Our one- to four- and multi-family residential construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. We originate one- to four and multi-family residential construction loans with a maximum loan-to-value ratio of 90% for single unit owner occupied construction projects, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. The maximum loan-to-value on two- to four and multi-family residential properties is 80% of the appraised value or sales price, whichever is less, of the secured property. Before making a commitment to fund a one- to four- or multi-family residential construction loan, we require an appraisal on the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. At December 31, 2014, the largest outstanding one- to four-family residential construction loan commitment was for $1.9 million for the construction of a condominium project located in Essex County, Massachusetts, $1.2 million of which was outstanding. This loan was performing according to its original repayment terms at December 31, 2014. At December 31, 2014, the largest multi-family construction loan commitment was for a $3.4 million property, located in Middlesex County, Massachusetts, $2.6 million of which was outstanding. This loan was performing according to its original repayment terms at December 31, 2014.

To a lesser extent, our construction loan projects include apartment, retail and office buildings, and strip malls. These loans generally have an interest-only phase during construction and are generally set at a fixed-rate. Disbursement of funds is at our sole discretion and is based on independent third-party inspections of the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At December 31, 2014, the largest non-residential construction loan commitment was for

$3.6 million, collateralized by a commercial property located in Norfolk County, Massachusetts, all of which was outstanding. This loan was performing according to its original repayment terms at December 31, 2014.

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

The maximum amount of a construction loan is limited by our loans-to-one-borrower limit, which was $4.4 million at December 31, 2014.

Consumer Loans. We offer consumer loans to customers residing in our primary lending market area with acceptable credit ratings. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. Consumer loans totaled $289,000 or 0.1% of our total loan portfolio at December 31, 2014.

Largest Lending Relationship. At December 31, 2014, our largest lending relationship was a $3.8 million stand-by revolving guidance line of credit, $2.0 million of which was outstanding. This loan was performing in accordance with its original repayment terms at December 31, 2014.

Origination, Participation and Servicing of Loans. Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations. All loans we originate are underwritten pursuant to our policies and procedures. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed or adjustable-rate loans depends upon the relative customer demand for such loans, which is affected by the current and expected future levels of market interest rates. From time to time, we will participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31, 2014, we had $5.3 million in loan participation interests in which we were the lead bank and $2.5 million in loan participation interests in which we were the participating bank.  Our primary emphasis continues to be the origination of commercial loans.

In accordance with our previous strategic plan, we began selling primarily longer-term, fixed rate residential mortgage loans in the secondary market in January 2009. Future residential loan originations may be sold on a servicing-retained or servicing-released basis, depending on secondary market pricing at the time of sale. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments are made on behalf of the borrowers and generally administering the loans. During the year ended December 31, 2014, we originated $30.9 million of fixed-rate and adjustable-rate one- to four-family loans, $8.3 million of which were placed in our portfolio.

The following table shows our loan originations and repayment activities for the periods indicated.

	Years Ended
	December 31,
	2014	2013	2012	2011	2010
	(In thousands)

Total loans at beginning of period	$225,868	$181,809	$162,797	$180,080	$168,317
Loans originated:
Residential mortgage loans	35,901	64,386	104,080	37,383	62,383
Commercial loans	29,837	60,708	26,707	15,294	19,977
Construction loans	14,682	25,137	15,911	22,966	33,184
Consumer	56	184	189	165	534

Total loans originated	80,476	150,415	146,887	75,808	116,078

Loans purchased:	374	—	17,398	—	—

Deduct:
Principal repayments	(51,945)	(64,734)	(81,734)	(72,912)	(63,037)
Loan sales	(20,640)	(40,621)	(60,933)	(19,410)	(40,593)
Loans held for sale	(990)	(1,001)	(2,606)	(769)	(685)

Net loan activity	7,275	44,059	19,012	(17,283)	11,763

Total loans at end of period	$233,143	$225,868	$181,809	$162,797	$180,080

Loan Approval Procedures and Authority. Our lending activities follow written non-discriminatory underwriting standards and loan origination procedures established by Georgetown Bank’s Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the collateral that will secure the loan. To assess the borrower’s ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of borrowers.

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

With regard to the lending authority of the Designated Individuals, our President and Chief Executive Officer and Executive Vice President and Chief Operating Officer each possess individual authority to approve all residential types of credit in amounts up to $750,000. Our President and Chief Executive Officer and our Executive Vice President and Chief Operating Officer may approve all residential and commercial loan types of credits in amounts up to $1.0 million on a combined basis. Vice President/Commercial Loan Officers possess individual authority to approve all commercial types of credit in amounts up to $250,000.

We typically require appraisals of all real property securing loans. Appraisals are performed by independent licensed appraisers. All appraisers are approved by the Board of Directors annually. We require fire and extended coverage insurance in amounts at least equal to the principal amount of the loan.

Non-performing and Problem Assets

We commence collection efforts when a loan becomes ten days past due with system generated reminder notices. Subsequent late charge and delinquent notices are issued and the account is monitored on a regular basis thereafter. Personal, direct contact with the borrower is attempted early in the collection process as a courtesy reminder and later to determine the reason for the delinquency and to safeguard the collateral. When a loan is more than 60 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated. We make every effort to contact the borrower and develop a plan of repayment to cure the delinquency. All loans 30 days past due are reported to the Loan Committee and the Board of Directors. Upon direction of the Loan Committee, if no repayment plan is in process, the file is referred to legal counsel for the commencement of foreclosure or other collection efforts.

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

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$951	$399	$1,070	$696	$45
Commercial loans	—	—	2,105	—	—
Construction loans	—	—	—	2,437	—
Consumer	2	—	—	—	—

Total non-accrual loans	953	399	3,175	3,133	45

Non-performing restructured loans	—	—	—	—	208

Total non-performing loans	953	399	3,175	3,133	253

Other real estate owned	—	—	203	30	53

Total non-performing assets	$953	$399	$3,378	$3,163	$306

Ratios:
Non-performing loans to total loans	0.41%	0.18%	1.75%	1.92%	0.14%
Non-performing assets to total assets	0.35%	0.15%	1.60%	1.59%	0.15%

At December 31, 2014, non-accrual loans totaled $953,000 and consisted of two one- to four-family residential loans and one consumer loan. For the year ended December 31, 2014, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $43,000. Interest income recognized on non-performing loans for the year ended December 31, 2014 was $23,000.

At December 31, 2014, troubled debt restructured (“TDR”) loans totaled $639,000 and consisted of one one- to four-family residential loan, one home equity loan and one commercial real estate loan.  For the year ended December 31, 2014 gross interest income that would have been recorded had the TDR loans been in accordance with their original terms amounted to $31,000.  Interest income recognized on TDR loans for the year ended December 31, 2014 was $35,000.  There were no loan modifications made that resulted in the classification of a TDR during the year ended December 31, 2014.

Delinquent Loans. The following table sets forth the number and amount of delinquent loans by type at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2014
Residential mortgage loans	2	$633	1	$641	3	$1,274
Commercial loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Consumer	—	—	1	2	1	2

Total	2	$633	2	$643	4	$1,276

At December 31, 2013
Residential mortgage loans	1	$245	1	$399	2	$644
Commercial loans	1	267	—	—	1	267
Construction loans	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	2	$512	1	$399	3	$911

At December 31, 2012
Residential mortgage loans	1	$284	2	$773	3	$1,057
Commercial loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Consumer	2	2	—	—	2	2

Total	3	$286	2	$773	5	$1,059

At December 31, 2011
Residential mortgage loans	1	$175	1	$391	2	$566
Commercial loans	—	—	—	—	—	—
Construction loans	1	100	2	1,168	3	1,268
Consumer	—	—	—	—	—	—

Total	2	$275	3	$1,559	5	$1,834

At December 31, 2010
Residential mortgage loans	1	$138	1	$45	2	$183
Commercial loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Consumer	1	1	—	—	1	1

Total	2	$139	1	$45	3	$184

Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At December 31, 2014, $1.3 million, or 0.6% of total loans, had been identified as potential problem loans, of which $966,000 is delinquent and consists of two one- to four-family loans, three home equity loans and one commercial real estate loan.

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard”, “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets is not warranted. We designate an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention.

On the basis of management’s review of our assets, at December 31, 2014, we had classified $1.9 million of our assets as substandard, which consisted of five loans, one of which has been restructured. These loans consisted of four one- to four-family residential real estate loans with a principal balance of $1.9 million and one consumer loan with a principal balance of $2,000. At December 31, 2014, we had valuation allowances of $12,000 related to the loans classified as substandard. At December 31, 2013, we had classified $3.1 million of our assets as substandard, which consisted of four loans, two of which had been restructured.  At December 31, 2013, we had valuation allowances of $359,000 related to the loans classified as substandard. At December 31, 2014 and 2013, we had no loans classified as doubtful or loss. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Years Ended
	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Balance at beginning of period	$2,396	$1,780	$1,824	$1,651	$1,594

Charge-offs:
Residential mortgage loans	(14)	(130)	(144)	(741)	(103)
Commercial loans	(248)	—	(13)	(13)	(7)
Construction loans	—	—	(191)	—	—
Consumer	(7)	(9)	(38)	(34)	(33)

Total charge-offs	(269)	(139)	(386)	(788)	(143)

Recoveries:
Residential mortgage loans	1	43	137	9	9
Commercial loans	—	—	—	1	2
Construction loans	—	—	—	—	—
Consumer	3	4	5	2	1

Total recoveries	4	47	142	12	12

Net (charge-offs) recoveries	(265)	(92)	(244)	(776)	(131)
Provision for loan losses	98	708	200	949	188

Balance at end of period	$2,229	$2,396	$1,780	$1,824	$1,651

Ratios:
Net (charge-offs) recoveries to average loans outstanding	(0.12)%	(0.05)%	(0.15)%	(0.44)%	(0.07)%

Allowance for loan losses to non-performing loans at end of period	233.89%	600.50%	56.06%	58.22%	652.57%
Allowance for loan losses to total loans at end of period	0.96%	1.06%	0.98%	1.12%	0.92%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2014		2013		2012		2011		2010
		Percent of		Percent of		Percent of		Percent of		Percent of
	Allowance	Loans in Each	Allowance	Loans in Each	Allowance	Loans in Each	Allowance	Loans in Each	Allowance	Loans in Each
	for	Category to	for	Category to	for	Category to	for	Category to	for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)
Residential loans:
One- to four-family	$273	36.12%	$284	40.93%	$378	52.54%	$346	38.46%	$233	39.25%
Home equity loans and lines of credit	249	7.08	274	6.82	254	8.56	341	10.51	320	9.61
Total residential mortgage loans	522	43.20	558	47.75	632	61.10	687	48.97	553	48.86

Commercial loans:
One- to four-family investment property	46	3.58	61	4.91	62	6.25	59	6.64	60	6.60
Multi-family real estate	113	6.44	108	6.40	40	2.94	98	8.01	106	7.84
Commercial real estate	943	26.69	1,056	24.02	668	18.00	400	15.60	431	15.38
Commercial business	311	7.65	291	7.39	159	4.76	234	6.23	304	6.93
Total commercial loans	1,413	44.36	1,516	42.72	929	31.95	791	36.48	901	36.75

Construction loans:
One- to four-family	117	5.60	133	4.36	149	4.06	228	7.33	93	9.29
Multi-family	97	4.65	66	3.24	34	2.02	98	6.55	83	4.29
Non-residential	77	2.07	63	1.75	25	0.64	11	0.39	6	0.41
Total construction loans	291	12.32	262	9.35	208	6.72	337	14.27	182	13.99

Consumer	3	0.12	15	0.18	11	0.23	9	0.28	15	0.40

Unallocated	—	—	45	—	—	—	—	—	—	—

Total	$2,229	100.00%	$2,396	100.00%	$1,780	100.00%	$1,824	100.00%	$1,651	100.00%

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

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary, based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, the OCC, as an integral part of its examination process, will periodically review our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance, based on its judgments about information available to it at the time of its examination.

Investments

The Investment Policy is reviewed annually by management and any changes to the policy are recommended to and are subject to the approval of our Board of Directors. Authority to make investments under the approved Investment Policy guidelines is delegated to appropriate officers. While general investment strategies are developed by the Finance Committee and authorized by the Board of Directors, the execution of specific actions rests with our President and Chief Executive Officer or our Chief Financial Officer, who may act individually or jointly. Our President and Chief Executive Officer and Chief Financial Officer are both responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment. Each of these individuals is authorized to execute investment transactions (purchases and sales) up to $2.5 million per transaction without the prior approval of the Finance Committee and within the scope of the established Investment Policy. Each transaction in excess of $2.5 million must receive prior approval of the Finance Committee. All investment transactions are reviewed at regularly scheduled meetings of the Board of Directors. The Finance Committee is comprised of five non-employee directors.

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

Our investment portfolio at December 31, 2014, at amortized cost, included $2.5 million in state and municipal securities. We also invest in residential mortgage-backed securities, which consist of United States Government agencies and government-sponsored enterprise obligations. At December 31, 2014, the amortized cost of our residential mortgage-backed securities portfolio totaled $17.7 million, or 6.5% of total assets, and included $17.1 million in fixed-rate and $540,000 in adjustable-rate securities guaranteed by Fannie Mae and Freddie Mac. Securities are classified as held to maturity or available for sale at the date of purchase.  At December 31, 2014, we owned $2.9 million in Federal Home Loan Bank of Boston stock. As a member of the Federal Home Loan Bank of Boston, we are required to purchase stock in the Federal Home Loan Bank of Boston based on our level of outstanding advances.

The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

	At December 31,
	2014		2013		2012
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale

State and municipal	$2,458	$2,507	$2,505	$2,394	$—	$—
Residential mortgage-backed securities	16,844	17,019	16,381	15,887	7,900	8,184

Total securities available for sale	$19,302	$19,526	$18,886	$18,281	$7,900	$8,184

Securities held to maturity

Residential mortgage-backed securities	$837	$916	$1,050	$1,136	$1,594	$1,731

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
	(Dollars in thousands)
Securities available for sale

State and municipal	$—	—%	$—	—%	$—	—%	$2,458	4.73%	$2,458	$2,507	4.73%
Residential mortgage-backed securities	—	—%	78	5.25%	—	—%	16,766	3.12%	16,844	17,019	3.13%

Total securities available for sale	$—	—%	$78	5.25%	$—	—%	$19,224	3.33%	$19,302	$19,526	3.33%

Securities held to maturity

Residential mortgage-backed securities	$—	—%	$18	5.70%	$329	5.05%	$490	2.53%	$837	$916	3.58%

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Boston advances and to a lesser extent brokered deposits, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, funds are derived from scheduled loan payments, investment maturities, loan prepayments, loan sales, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary deposit market area, as 72.1% of total deposits at December 31, 2014, were from Essex County. Our strategic plan includes a greater emphasis on developing commercial business activities, both deposit and lending customer relationships. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have used brokered deposits in the past and it is anticipated that their future use could increase. As of December 31, 2014, brokered deposits totaled $1.2 million and certificate accounts obtained through a listing service totaled $27.8 million.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Personalized customer service and long-standing relationships with customers are relied upon to attract and retain deposits.  On us deposit accounts represent outstanding checks drawn on demand accounts owned by the Bank.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2014, $59.0 million, or 32.4% of our deposit accounts were certificates of deposit, of which $25.0 million had maturities of one year or less.

The following table sets forth the distribution of total deposits by account type and related weighted average rates, at the dates indicated.

	At December 31,
	2014			2013			2012
			Weighted			Weighted			Weighted
			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type
Demand	$26,066	14.29%	—%	$24,528	13.94%	—%	$19,462	12.60%	—%
On us accounts	783	0.43	—%	934	0.53	—%	1,315	0.85	—%
NOW	30,049	16.48	0.20%	28,927	16.44	0.17%	29,307	18.98	0.40%
Money market deposits	52,202	28.63	0.34%	43,062	24.47	0.09%	48,720	31.55	0.05%
Regular and other savings	14,226	7.80	0.02%	14,755	8.39	0.02%	11,856	7.68	0.02%
Total non-certificate accounts	123,326	67.63	0.19%	112,206	63.77	0.08%	110,660	71.66	0.13%

Certificates of deposits	59,028	32.37	1.10%	63,755	36.23	1.02%	43,779	28.34	1.21%

Total deposits	$182,354	100.00%	0.49%	$175,961	100.00%	0.42%	$154,439	100.00%	0.44%

The following table sets forth the deposit activities for the periods indicated.

	Years Ended
	December 31,
	2014	2013	2012
	(In thousands)

Beginning balance	$175,961	$154,439	$151,085
Net increase in deposits before interest credited	5,557	20,936	2,473
Interest credited	836	586	881
Net increase in deposits	6,393	21,522	3,354
Ending balance	$182,354	$175,961	$154,439

As of December 31, 2014, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $42.7 million. The following table indicates the amount of those certificates of deposit as of December 31, 2014 by time remaining until maturity.

At
December 31, 2014
(In thousands)
Three months or less	$1,948
Over three months through six months	2,453
Over six months through one year	12,366
Over one year to three years	18,314
Over three years	7,569
Total	$42,650

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,
	2014	2013	2012
	(In thousands)
Interest Rate
Less than 2%	$54,939	$57,595	$36,818
2.00%-2.99%	4,089	6,148	6,503
3.00%-3.99%	—	12	201
4.00%-4.99%	—	—	257

Total	$59,028	$63,755	$43,779

The following table sets forth the amount and maturities of certificate of deposits at December 31, 2014.

	Maturing During theYears Ended				Maturing
	December 31,	December 31,	December 31,	December 31,	After December 31,
	2015	2016	2017	2018	2018	Total
	(In thousands)
Interest Rate
Less than 2%	$24,540	$14,286	$6,768	$5,659	$3,686	$54,939
2.00%-2.99%	508	2,586	995	—	—	4,089

Total	$25,048	$16,872	$7,763	$5,659	$3,686	$59,028

Borrowings. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Boston. As of December 31, 2014, we had Federal Home Loan Bank of Boston advances in the amount of $54.6 million, which represented 22.7% of total liabilities and had a weighted average maturity of 1.22 years. We can currently borrow up to approximately $69.8 million from the Federal Home Loan Bank of Boston through our membership.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank of Boston advances at the dates and for the periods indicated.

	At or For the Years ended
	December 31,
	2014	2013	2012
	(Dollars in thousands)

Short-Term Advances (1)
Balance at end of period	$30,000	$32,825	$—
Average balance during period	30,257	22,317	—
Maximum outstanding at any month end	33,575	38,425	—
Weighted average rate at end of period	0.25%	0.18%	—%
Average interest rate during period	0.20%	0.20%	—%

Long-Term Advances
Balance at end of period	$24,600	$22,100	$23,600
Average balance during period	23,735	19,759	24,962
Maximum outstanding at any month end	24,600	22,100	25,116
Weighted average rate at end of period	2.20%	2.32%	2.95%
Average interest rate during period	2.31%	2.74%	3.25%

(1) Represents advances with original maturities of three months or less.

Subsidiary Activities

Georgetown Securities Corporation, established in 1995 as a Massachusetts securities corporation for the purpose of buying, selling and holding securities on its own behalf, is a wholly owned subsidiary of Georgetown Bank. The income earned on Georgetown Securities Corporation’s securities is subject to a significantly lower rate of state tax than that assessed on income earned on securities maintained at Georgetown Bank. At December 31, 2014, Georgetown Securities Corporation had total assets of $19.4 million, all of which were in securities and cash to be invested.

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

Personnel

As of December 31, 2014, we had 44 full-time employees, three part-time employees and three seasonal employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

At December 31, 2014, our total federal pre-1988 base year reserve was $723,000. However, under current law, pre-1988 base year reserves remain subject to recapture should Georgetown Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2014, Georgetown Bank had no net operating loss carryforwards for federal income tax purposes.

Capital Loss Carryovers. A financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. At December 31, 2014, Georgetown Bank had no capital loss carryforward for federal income tax purposes.

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

State Taxation

For tax years beginning after December 31, 2008, the Company and Georgetown Bank were required to file a combined return pursuant to a Massachusetts law change enacted in July 2008, unless the Company elects security corporation status.

The Company and the Bank are subject to a Massachusetts tax rate of 9% of its combined net income apportioned to Massachusetts.  In general, Massachusetts net income is defined as gross income from all sources without any exclusions, less the deductions, but not credits, allowable under the federal Internal Revenue Code, as amended and in effect for the taxable year, plus the interest from bonds, notes and evidence of indebtedness of any state, including Massachusetts.  The following deductions are not allowed:  dividends received, except as otherwise provided, losses sustained in other taxable years, taxes on or measured by income, franchise taxes measured by net income, franchise taxes for the privilege of doing business and capital stock taxes imposed by a state and  the federal bonus depreciation deduction allowed by IRC section 168 (k).

Beginning in 2014, the Company and the Bank are subject to the New Hampshire Business Enterprise Tax (BET) and the Business Profits Tax (BPT).

The New Hampshire BET is a minimum tax imposed at .75% of the combined apportioned amounts of payroll, interest expense and dividends paid.  The tax imposed can be a credit against the BPT and is subject to a 5 year carry forward period.

The New Hampshire BPT is imposed on the combined apportioned taxable income of the Company and the Bank at a tax rate of 8.5%.  The taxable income is determined using the United States Internal Revenue Code of 1986, as amended and in effect as of December 31, 2000 subject to certain adjustments.  The following adjustments are made: taxes on or measured by income, franchise taxes measured by net income and capital stock taxes imposed by a state are disallowed, and a deduction for interest of United States obligation is allowed.  Earnings and distributions received from unconsolidated affiliates and partnerships are eliminated.

SUPERVISION AND REGULATION

General

Georgetown Bank is a federally chartered savings bank that is regulated, examined and supervised by the OCC and the Federal Deposit Insurance Corporation (“FDIC”). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Georgetown Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, governing reserves to be maintained against deposits and other matters. The OCC examines Georgetown Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Georgetown Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Georgetown Bank’s loan documents. Georgetown Bank is also a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System.

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

Any change in applicable laws or regulations, whether by the FDIC, the OCC, the Federal Reserve Board or Congress, could have a material adverse impact on the Company and Georgetown Bank and their operations.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to Georgetown Bank and the Company. The description is limited to certain material aspects of the statutes and regulations addressed and is not intended to be a complete description of such statutes and regulations and their effects on Georgetown Bank.

Dodd-Frank Act

The Dodd-Frank Act significantly changed the bank regulatory structure and will affect the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act eliminated our primary federal regulator, the Office of Thrift Supervision, as of July 21, 2011, and required Georgetown Bank to be supervised and examined by the OCC, the primary federal regulator for national banks. On the same date, the Federal Reserve Board assumed regulatory jurisdiction over savings and loan holding companies, in addition to its role of supervising bank holding companies.

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

The Dodd-Frank Act also broadened the base for FDIC assessments for deposit insurance, permanently increased the maximum amount of deposit insurance to $250,000 per depositor and provided non-interest bearing transaction accounts with unlimited deposit insurance through December 31, 2012. The legislation also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not.

Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their impact on operations cannot yet fully be assessed. However, there is a significant possibility that the Dodd-Frank Act will, in the long run, increase regulatory burden, compliance costs and interest expense for Georgetown Bank and the Company.

Business Activities

A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OCC. Under these laws and regulations, Georgetown Bank may originate mortgage loans secured by residential and commercial real estate, commercial business loans and consumer loans, and it may invest in certain types of debt securities and certain other assets. Certain types of lending, such as commercial and consumer loans, are subject to aggregate limits calculated as a specified percentage of Georgetown Bank’s capital or assets. Georgetown Bank also may establish subsidiaries that may engage in a variety of activities, including some that are not otherwise permissible for Georgetown Bank, including real estate investment and securities and insurance brokerage.

The Dodd-Frank Act removed federal statutory restrictions on the payment of interest on commercial demand deposit accounts, effective July 21, 2011.

Loans-to-One-Borrower

We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of our unimpaired capital and unimpaired surplus. An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As of December 31, 2014, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test

We are required to satisfy a qualified thrift lender (“QTL”) test, under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business. A savings institution that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law. As of December 31, 2014, we maintained 71.9% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

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

Capital Requirements

Federal regulations generally require savings institutions to meet three minimum capital standards: a 4% leverage ratio, a 4% risk-based capital ratio and an 8% risk-based capital ratio. Federal regulations also require that in meeting the leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by capital regulations based on the risks believed inherent in the type of asset. Tier 1 capital is defined as common shareholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings institution that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank.

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that has revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions.  The final rule is effective January 1, 2015.  The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

At December 31, 2014, Georgetown Bank met each of its capital requirements and was considered “well-capitalized”.

Prompt Corrective Regulatory Action

Under the new federal Prompt Corrective Action statutory framework, effective January 1, 2015, the OCC is required to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital.  For this purpose, a savings institution is placed in one of the following five categories based on the bank’s capital:

•                                          well-capitalized (at least 5% leverage capital, 8% Tier 1 risk-based capital, 10% total risk-based capital and 6.5% common equity Tier 1 risk-based capital);

•                                          adequately capitalized (at least 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital and 4.5% common equity Tier 1 risk-based capital);

•                                          undercapitalized (less than 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital or 4.5% common equity Tier 1 risk-based capital);

•                                          significantly undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital, 6% total risk-based capital or 3% common equity Tier 1 risk-based capital); and

•                                          critically undercapitalized (less than 2% tangible capital).

Generally, the OCC is required to appoint a receiver or conservator for a savings institution that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the savings institution required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings institution’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings institution to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Various restrictions, such as on capital distributions and growth, also apply to “undercapitalized” institutions. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Capital Distributions

Federal regulations restrict capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution. A federal savings institution must file an application with the OCC for approval of the capital distribution if:

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

Our authority to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation,

Federal Reserve Board Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2014, we were in compliance with these regulations.

Enforcement

The OCC has primary enforcement responsibility over federal savings institutions, including the authority to bring enforcement action against “institution-related parties,” including officers, directors, certain shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.

Deposit Insurance

Georgetown Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in Georgetown Bank are insured up to a maximum of $250,000 for each separately insured depositor.

The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2 ½ to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

In addition to the FDIC assessments, the Financing Corporation is authorized to impose and collect, through the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2014, the annualized Financing Corporation assessment was equal to 0.62 basis points of total assets less tangible capital.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long-term fund ratio of 2%.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Georgetown Bank. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management of Georgetown Bank does not know of any practice, condition or violation that may lead to termination of our deposit insurance.

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

•                                          interest-only payments;

•                                          negative-amortization; and

•                                          terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%.  Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.  The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could limit our growth or profitability.

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain not less than 5% of the credit risk for any asset that is not a “qualified residential mortgage.”  The regulatory agencies have issued a rule to implement this requirement, and provided that the definition of “qualified residential mortgage” is the same as the definition of “qualified mortgage” issued by the Consumer Financial Protection Bureau for purposes of its regulations (as described above).  The final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans.

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

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board and from acquiring or retaining control of any depository not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. An acquisition by a savings and loan holding company of a savings institution in another state to be held as a separate subsidiary may not be approved unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

Savings and loan holding companies were not historically subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act required the Federal Reserve Board to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions apply to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

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

In recent years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, interest rates on the loans we have originated and the yields on securities we have purchased have been at historically low levels. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has resulted in increases in net interest income in the short term. However, our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. Although some analysts have interpreted recent comments from the Federal Reserve Board as indicating the Federal Reserve Board may seek to begin increasing interest rates later in 2015, future developments in United States or global economic conditions may cause the Federal Reserve Board to defer such action. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability. For information with respect to changes in interest rates, see “—Changes in interest rates could adversely affect our results of operations and financial condition.”

Our emphasis on commercial lending may expose us to increased lending risks, which could hurt our profits.

We originate commercial business loans, commercial real estate loans, multi-family real estate loans and one- to four-family investment property loans generally within our primary lending market area. These loans, which totaled $103.4 million, or 44.4% of our loan portfolio at December 31, 2014, generally have a higher risk of loss compared to our one- to four-family residential real estate loans. Commercial business loans and commercial real estate loans may expose us to greater credit risk than our loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial business loans and commercial real estate loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

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

At December 31, 2014, we had $28.7 million of construction loans, representing 12.3% of our total loan portfolio at that date. Additionally, we had $8.9 million in unadvanced construction funds as of December 31, 2014. These loans generally have a higher risk of loss compared to our one- to four-family residential real estate loans. Construction lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. Repayment of construction loans often depends on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring.

Our level of non-performing loans increased to $953,000, or 0.41% of total loans at December 31, 2014 from $399,000, or 0.18% of total loans at December 31, 2013. A higher level of non-performing loans could result in charge-offs and provisions for loan losses that are higher than our historical levels. See “—If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.”

A significant portion of our loan portfolio consists of recently originated or purchased loans.

Our commercial loan portfolio (including commercial and multi-family real estate loans, residential investment property loans, and business loans and construction loans) has grown to $132.2 million at December 31, 2014 from $82.6 million at December 31, 2011. Additionally, our residential loan portfolio (including home equity loans) has grown to $100.7 million at December 31, 2014 from $79.7 million at December 31, 2011. It is difficult to assess the future performance of these recently originated loans. As a result, these loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The OCC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending.  Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (1) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (2) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital.  At December 31, 2014, the Bank did not exceed either of these ratios.  The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.  While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multi-family and commercial real estate lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

A worsening of economic conditions could adversely affect our financial condition and results of operations.

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in the Boston Metropolitan area, Northeastern Massachusetts and Southern New Hampshire.  Local economic conditions have a significant impact on our commercial real estate and construction and consumer loans, the ability of our borrowers to repay these loans and the value of the collateral securing these loans.  Almost all of our loans are to borrowers located in or secured by collateral located in the Boston Metropolitan area, Northeastern Massachusetts and Southern New Hampshire.

Deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•                                          demand for our products and services may decline;

•                                          loan delinquencies, problem assets and foreclosures may increase;

•                                          collateral for loans, especially real estate, may decline in value, in turn reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;

•                                          the value of our securities portfolio may decline; and

•                                          the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations.  In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease. Our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We therefore may experience significant loan losses, which could have a material adverse effect on our operating results. At December 31, 2014, our allowance for loan losses totaled $2.2 million, or 0.96% of total loans and 233.9% of non-performing loans at that date.

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

Our business strategy includes significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to experience growth in the amount of our assets, the level of our deposits and the scale of our operations.  Achieving growth requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market.  Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth.  Growth opportunities may not be available or we may not be able to manage our growth successfully.  If we do not manage our growth effectively, our financial condition and operating results could be negatively affected.

We operate in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect our results of operations.

Georgetown Bank is subject to extensive regulation, supervision and examination by the OCC, as its chartering authority, and by the FDIC as the insurer of its deposits up to certain limits. In addition, the Board of Governors of the Federal Reserve System regulates and oversees the Company. We also belong to the Federal Home Loan Bank system and, as a member of such system, we are subject to certain limited regulations promulgated by the Federal Home Loan Bank of Boston. This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC’s insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate

Settlement Procedures Act. Any change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies or examination procedures, whether by the OCC, the Board of Governors of the Federal Reserve System, the FDIC, other state or federal regulators, or the U.S. Congress could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

In July 2013, the federal banking agencies approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to the Bank and the Company. The final rule implements the Basel Committee on Banking Supervision (“Basel III”) regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which were effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements are: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  We have elected to exercise our one-time option to opt-out of the requirement under the final rule to include certain “available-for-sale” securities holdings for purposes of calculating our regulatory capital requirements.  The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 to risk-based assets capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets.  Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares.  Specifically, beginning in 2016, Georgetown Bank’s ability to pay dividends will be limited if does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders.  See “Supervision and Regulation—Capital Requirements.”

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry within our market area is intense. In our market area we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we have and offer certain services that we do not or cannot provide. Our competitors often aggressively price loan and deposit products when they enter into new lines of business or new market areas.  Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and broader range of deposit and loan products offered by our competition may limit our ability to increase our interest-earning assets and profitability. We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our ability to successfully implement our business plan, and could adversely affect our results of operations in the future.

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

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers.  As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments.  These additional sources consist primarily of Federal Home Loan Bank advances, proceeds from the sale of loans, federal funds purchased and brokered certificates of deposit.  As we continue to grow, we are likely to become more dependent on these sources. Adverse operating results or changes in industry conditions could lead to difficulty or an inability in accessing these additional funding sources.  Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our operating margins and profitability would be adversely affected.

We rely on our management team for the successful implementation of our business strategy.

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services. We believe that our continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. Although we have employment agreements with our President and Chief Executive Officer, our Chief Operating Officer and our Chief Financial Officer, the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

Legal and regulatory proceedings and related matters could adversely affect us or the financial services industry in general.

We, and other participants in the financial services industry upon whom we rely to operate, have been and may in the future become involved in legal and regulatory proceedings.  Most of the proceedings we consider to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters and, other participants in the financial services industry or we may not prevail in any proceeding or litigation.  There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

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

Risks associated with managing reputational risk may negatively impact our ability to attract and maintain customers, investors and employees.

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

We are subject to environmental liability risk associated with lending activities

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

ITEM 1B.                                       Unresolved Staff Comments

None.

ITEM 2.                                                Properties

The net book value of our premises, land and equipment was $3.8 million at December 31, 2014. The following table provides certain information with respect to our properties as of December 31, 2014.

	Owned or	Year Acquired or		Net Book Value
Location	Leased	Leased	Square Footage	of Real Property
				(In thousands)

Main Office:
2 East Main Street	Owned	2003 (1)	14,400	$2,549
Georgetown, MA 01833

Branch Office:
303 Haverhill Street	Leased (2)	1999	3,500	$450
Rowley, MA 01969

Branch Office:
75 Turnpike Street/Route 114	Leased (3)	2005	2,437	$54
North Andover, MA 01845

Lending Office:
1 Portsmouth Avenue	Leased (4)	2014	1,412	$144
Stratham, NH 03885

Other Property (5):
8 Prospect Street	Owned	1997	1,000	$77
Georgetown, MA 01833

(1)         In 2003, we constructed a new main office upon this property, which we have owned since 1985.

(2)        We own the building but lease the land. The lease has a term of 40 years with an option to renew for an additional 10 years.

(3)         We are leasing the office space. The lease has a term of 10 years with an option to renew for an additional 10 years.

(4)         We are leasing the office space. The lease has a term of 10 years with an option to renew for two additional 5 year terms.

(5)         This property, which was acquired in foreclosure was sold in February, 2015.

ITEM 3.                                                Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2014, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.                                                Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.                                             Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

(a)                                 Our common stock is traded on the NASDAQ Capital Market under the symbol “GTWN.” The approximate number of holders of record of the Company’s common stock as of March 24, 2015 was 273. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents quarterly market information for the Company’s common stock during the periods indicated. The following information was based on data received from the NASDAQ Capital Market and represents the actual high and low sales prices for the periods indicated.

Year Ended December 31, 2014	High	Low	Dividends
Quarter ended March 31, 2014	$15.90	$14.21	$0.0400
Quarter ended June 30, 2014	$18.56	$14.08	$0.0425
Quarter ended September 30, 2014	$16.25	$15.25	$0.0425
Quarter ended December 31, 2014	$18.00	$15.90	$0.0425

Year Ended December 31, 2013	High	Low	Dividends
Quarter ended March 31, 2013	$13.99	$10.99	$0.0400
Quarter ended June 30, 2013	$14.25	$13.50	$0.0400
Quarter ended September 30, 2013	$14.98	$13.63	$0.0400
Quarter ended December 31, 2013	$16.50	$14.40	$0.0400

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

Equity Compensation Plans. Other than our employee stock ownership plan, we do not have any equity compensation plans that were not approved by stockholders. The following table sets forth information with respect to the Company’s equity compensation plans at December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise	Number of securities remaining available for future issuance under equity compensation plans (excluding securities
	and rights	price (1)	in first column)

Georgetown Bancorp, Inc. 2009 Equity Incentive Plan
(approved by stockholders)	61,681	$12.13	39,494

Georgetown Bancorp, Inc. 2014 Equity Incentive Plan
(approved by stockholders)	—	—	154,000

Equity compensation plans not approved by stockholders	—	—	—

Total	61,681	$12.13	193,494

(1) Reflects weighted average exercise price of stock options only.

The Company has sold no securities within the past three years that were not registered under the Securities Act of 1933.

(b)                                 Not applicable

(c)                                  The following table presents a summary of the Company’s share repurchases during the quarter ended December 31, 2014.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Program (1)	Program (1)
October 1 through October 31, 2014	0	$0.00	0	32,973
November 1 through November 30, 2014	0	$0.00	0	32,973
December 1 through December 31, 2014	0	$0.00	0	32,973

(1)  On July 23, 2013 the Company announced that its Board of Directors had authorized a second stock repurchase program pursuant to which the Company intends to purchase up to approximately 5.0% of its issued and outstanding shares, or up to 93,765 shares.

ITEM 6.                                                Selected Financial Data

	At December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Financial Condition Data:
Total assets	$271,020	$263,033	$211,602	$199,375	$205,015
Cash and cash equivalents	4,918	6,295	6,789	19,083	3,298
Investment securities	20,363	19,331	9,778	6,496	10,421
Loans receivable, net	231,293	223,912	180,599	161,120	178,524
Allowance for loan losses	2,229	2,396	1,780	1,824	1,651
Deposits	182,354	175,961	154,439	151,085	151,463
Borrowings (1)	54,600	54,925	23,600	25,694	32,173
Total stockholders’ equity	30,712	28,942	30,563	20,329	19,169

	Years Ended
	December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)

Selected Operating Data:
Interest and dividend income	$11,174	$9,645	$9,045	$10,705	$11,179
Interest expense	1,448	1,172	1,688	2,416	3,330
Net interest and dividend income	9,726	8,473	7,357	8,289	7,849
Provision for loan losses	98	708	200	949	188
Net interest and dividend income, after provision for loan losses	9,628	7,765	7,157	7,340	7,661
Non-interest income	1,074	1,703	2,013	990	1,339
Non-interest expense	8,373	8,313	7,663	6,736	6,692
Income before income taxes	2,329	1,155	1,507	1,594	2,308
Income tax provision	850	420	559	583	855
Net income	$1,479	$735	$948	$1,011	$1,453

Net income per share: Basic and diluted	$0.85	$0.41	$0.51	$0.53	$0.77

Dividends declared per share	$0.17	$0.16	$—	$—	$—

(1)  Includes securities sold under agreements to repurchase.

	At or For the Years
	Ended December 31,
	2014	2013	2012	2011	2010

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.56%	0.32%	0.46%	0.51%	0.70%
Return on equity (ratio of net income to average equity)	5.06%	2.46%	3.80%	5.14%	7.92%
Interest rate spread (1)	3.65%	3.72%	3.57%	4.18%	3.73%
Net interest margin (2)	3.78%	3.85%	3.75%	4.39%	3.99%
Efficiency ratio (3)	77.53%	81.69%	81.79%	72.59%	72.83%
Non-interest expense to average total assets	3.14%	3.63%	3.73%	3.37%	3.23%
Average interest-earning assets to average interest-bearing liabilities	123.02%	125.90%	121.35%	116.73%	115.21%

Asset Quality Ratios:
Non-performing assets to total assets	0.35%	0.15%	1.60%	1.59%	0.15%
Non-performing loans to total loans	0.41%	0.18%	1.75%	1.92%	0.14%
Allowance for loan losses to non-performing loans	233.89%	600.50%	56.06%	58.22%	652.57%
Allowance for loan losses to total loans	0.96%	1.06%	0.98%	1.12%	0.92%

Capital Ratios:
Stockholders’ equity to total assets at end of period	11.33%	11.00%	14.44%	10.20%	9.35%
Total capital to risk-weighted assets (4)	14.30%	14.30%	17.90%	14.20%	12.30%
Tier 1 capital to risk-weighted assets (4)	13.20%	13.10%	16.70%	13.20%	11.30%

(1)  The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(2)  The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)  The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(4)  Calculation is for Georgetown Bank.

ITEM 7.                                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” that may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation or regulatory policies and procedures, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services. Because of this and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not place undue reliance on forward-looking statements.  We do not assume and expressly disclaim any obligation to update or revise forward-looking statements except as may be required by law.

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

Net income for the year ended December 31, 2014 was $1.5 million, which was $744,000, or 101.2%, greater than net income for 2013. Net income was favorably affected by an increase in net interest and dividend income and a decrease in the provision for loan losses, partially offset by a decrease in mortgage banking income. Net interest and dividend income totaled $9.7 million for the year ended December 31, 2014, compared to $8.5 million for the year ended December 31, 2013. We recorded a $98,000 provision for loan losses for the year ended December 31, 2014 compared to $708,000 for the year ended December 31, 2013. Non-interest income decreased $629,000, or 36.9%, primarily due to a decrease in mortgage banking income, driven by a decrease in the volume of refinancing activity. Non-interest expense increased $60,000, or 0.7%, primarily due to increases in occupancy and equipment expenses, professional fees and advertising expenses, offset by decreases in salaries and employee benefits and data processing expenses.

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

We use an outside loan review firm to review a majority of our commercial loan portfolio on an annual basis. This review provides management with an objective third-party analysis of the quality of our commercial loan portfolio. In addition, we conduct periodic reviews of individual commercial credits and meet periodically, in person and at their place of business, with our commercial customers in order to stay abreast of any and all issues that may affect the quality of the credit relationship. In light of the poor residential real estate market since 2008, we have also conducted multiple reviews of our home equity line of credit portfolio to determine the effect of the housing market on the quality of this portion of our loan portfolio. We plan to continue this practice annually.  We will continue to emphasize strong asset quality as we further diversify our loan portfolio. Our ratio of non-performing assets to total assets was 0.35% at December 31, 2014 and 0.15% at December 31, 2013.

•                                          Expanding our secondary mortgage marketing capabilities. In recent periods, the level of mortgage banking income has been volatile, as it is heavily influenced by fluctuations in mortgage loan interest rates. Additionally, there has been a significant increase in the regulatory compliance burden associated with residential lending and the residential lending secondary market. As a result, the company has revised the strategic objective to expand our mortgage banking operation and we expect to have less of a reliance on mortgage banking income in the future.

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

Comparison of Financial Condition at December 31, 2014 and 2013

Total assets increased $8.0 million, or 3.0%, to $271.0 million at December 31, 2014 from $263.0 million at December 31, 2013. The increase resulted primarily from increases in commercial and construction loans, partially offset by decreases in residential mortgage loans.

Cash and cash equivalents decreased $1.4 million to $4.9 million at December 31, 2014 from $6.3 million at December 31, 2013. The decrease in cash and cash equivalents resulted primarily from the funding of commercial loans.

Our securities portfolio, excluding Federal Home Loan Bank (“FHLB”) stock, increased $1.1 million, or 5.7%, to $20.4 million at December 31, 2014 from $19.3 million at December 31, 2013. The increase in our securities portfolio was primarily due to an $829,000 increase in unrealized gains in our available for sale securities.

Loans (excluding loans held for sale) increased $7.4 million, or 3.3%, to $231.3 million at December 31, 2014 from $223.9 million at December 31, 2013, due primarily to increases in commercial real estate loans, construction loans and commercial business loans, partially offset by decreases in residential one- to four-family loans and one- to four-family investment property loans. Residential one- to four-family loans decreased $8.3 million, or 8.9%, to $84.2 million at December 31, 2014 from $92.5 million at December 31, 2013. Our primary emphasis continues to be the origination of commercial loans. Despite the current competitive market, we have decided to maintain our historically high underwriting standards instead of relaxing these standards and we have not reduced loan rates below levels at which we could not operate profitably. Commercial loans collateralized by one- to four-family investment properties decreased $2.8 million, or 25.2%, to $8.3 million at December 31, 2014 from $11.1 million at December 31, 2013.  Commercial real estate loans increased $7.9 million, or 14.5%, to $62.2 million at December 31, 2014 from $54.3 million at December 31, 2013. Commercial business loans increased $1.1 million, or 6.6%, to $17.8 million at December 31, 2014 from $16.7 million at December 31, 2013.  Construction loans increased $7.6 million, or 36.0%, to $28.7 million at December 31, 2014 from $21.1 million at December 31, 2013. The significant majority of our construction loans remain collateralized by residential real estate (83.2% at December 31, 2014 and 81.3% at December 31, 2013).

Deposits increased $6.4 million, or 3.6%, to $182.4 million at December 31, 2014 from $176.0 million at December 31, 2013. The increase was primarily due to increases in money market deposits, demand deposit and NOW accounts, partially offset by a decrease in certificates of deposit. Money market deposits increased $9.1 million, or 21.2%. Demand deposits increased $1.5 million, or 6.3%. NOW accounts increased $1.1 million, or 3.9%. The increases in money market deposit and checking accounts resulted from the newly created business and consumer deposit products, which reflects our continued strategic focus on generating lower-costing deposits. Certificates of deposit decreased $4.7 million, or 7.4%, reflecting a $6.5 million decrease in retail certificates of deposit offset by a $1.1 million increase, or 4.2%, in funds gathered through the use of a listing service. The weighted average rate and maturity term of listing service certificates of deposit at December 31, 2014 was 1.1% and 35.4 months, respectively, compared to 0.86% and 26.4 months, respectively, at December 31, 2013.

Total FHLB advances decreased $325,000, or 0.6%, to $54.6 million at December 31, 2014 compared to $54.9 million at December 31, 2013. Short-term FHLB advances totaled $30.0 million with an original maturity of three-months or less and a weighted average rate of 0.25%, compared to $32.8 million with an original maturity of three-months or less and a weighted average rate of 0.18% at December 31, 2013. Management has begun to extend the maturities of our short-term FHLB advances, reflecting the expectations that short-term rates will increase in the near-term.

Stockholders’ equity increased $1.8 million, or 6.1%, to $30.7 million at December 31, 2014. The increase resulted primarily from net income of $1.5 million and $532,000 in other comprehensive income for the year ended December 31, 2014, partially offset by shares repurchased as part of an announced buyback program and dividend payments. There were 17,000 shares repurchased at an average price of $14.82 totaling $252,000 during the year ended December 31, 2014. Dividend payments totaled $274,000 for the year ended December 31, 2014. Other comprehensive income of $532,000 reflects the change in net unrealized gains/losses on securities available for sale, net of taxes, from a net unrealized loss of $389,000 at December 31, 2013 to a net unrealized gain of $143,000 at December 31, 2014. The increase in unrealized gains on securities available for sale was attributable to changes in market interest rates.

Comparison of Operating Results for the Years Ended December 31, 2014 and 2013

General. Net income increased $744,000, or 101.2%, to $1.5 million for the year ended December 31, 2014, compared to net income of $735,000 for the year ended December 31, 2013. The increase was primarily due to an increase in net interest and dividend income and a decrease in the provision for loan losses, partially offset by a decrease in mortgage banking income.

Interest and Dividend Income. Interest and dividend income increased $1.5 million, or 15.9%, to $11.2 million for the year ended December 31, 2014, primarily due to increases in interest income on loans and interest and dividend income on investment securities Interest income on loans increased $1.3 million, or 14.6%, to $10.6 million for the year ended December 31, 2014, due to a $31.8 million, or 16.0%, increase in the average balance of loans, partially offset by a six basis point decrease in yield to 4.60% for the year ended December 31, 2014 from 4.66% for the year ended December 31, 2013.

Interest and dividend income on investment securities increased $182,000, or 46.2%, to $576,000 for the year ended December 31, 2014 from $394,000 for the year ended December 31, 2013, due to a $4.7 million, or 25.2% increase in the average balance of investment securities for the year ended December 31, 2014, and by a 35 basis point increase in yield to 2.47% for the year ended December 31, 2014 from 2.12% for the year ended December 31, 2013. Interest income on short-term investment securities was unchanged at $6,000 for the years ended December 31, 2014 and 2013, due to an $865,000, or 32.5%, increase in the average balance of short-term investment securities for the year ended December 31, 2014, partially offset by a six basis point decrease in yield to 0.17% for the year ended December 31, 2014.

Interest Expense. Interest expense increased $276,000, or 23.5%, to $1.4 million for the year ended December 31, 2014 from $1.2 million for the year ended December 31, 2013. We experienced increases in interest expense on both deposits and FHLB advances. Interest expense on deposits increased $252,000, or 43.0%, to $838,000 for the year ended December 31, 2014 from $586,000 for the year ended December 31, 2013, due to an increase in rates we paid on interest-bearing deposits, as well as an increase in the average balance of deposits. The average rate we paid on interest-bearing deposits increased to 0.54% for the year ended December 31, 2014 compared to 0.44% for the year ended December 31, 2013. The average balance of interest-bearing deposits increased $22.6 million, or 17.0%, to $155.1 million for the year ended December 31, 2014 from $132.5 million for the year ended December 31, 2013.

Interest expense on FHLB advances increased $24,000, or 4.1%, to $610,000 for the year ended December 31, 2014 from $586,000 for the year ended December 31, 2013. The increase was primarily due to an increase in the average balance, which increased $11.9 million, or 28.3%, to $54.0 million for the year ended December 31, 2014 from $42.1 million for the year ended December 31, 2013, partially offset by a 26 basis point decrease in the average rate we paid on FHLB advances to 1.13% for the year ended December 31, 2014 compared to 1.39% for the year ended December 31, 2013.

Net Interest and Dividend Income. Net interest and dividend income increased $1.2 million, or 12.4%, to $9.7 million for the year ended December 31, 2014 compared to $8.5 million for the year ended December 31, 2013. The increase in net interest income was primarily the result of a $2.9 million, or 6.4%, increase in net average interest-earning assets to $48.1 million for the year ended December 31, 2014, from $45.2 million for 2013, partially offset by a seven basis point decrease in net interest margin to 3.79% for the year ended December 31, 2014, from 3.86% for the year ended December 31, 2013. Our net interest margin may compress in the future due to competitive pricing in our market area and increases in interest rates.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we recorded a $98,000 provision for loan losses for the year ended December 31, 2014, as compared to a $708,000 provision for loan losses for the year ended December 31, 2013. We recorded $269,000 in loan charge-offs and $4,000 in loan recoveries during the year ended December 31, 2014 compared to $139,000 in loan charge-offs and $47,000 in loan recoveries during the year ended December 31, 2013. The allowance for loan losses was $2.2 million, or 0.96% of total loans and 233.89% of non-performing loans, at December 31, 2014, compared to an allowance for loan losses of $2.4 million, or 1.06% of total loans and 600.50% of non-performing loans, at December 31, 2013. See Note 6 of the Notes to the consolidated financial statements for additional information.

The composition of our loan portfolio has changed in recent years to include more multi-family, commercial real estate and commercial business loans. In addition, we intend to emphasize increased originations of these loans. Management’s evaluation of the allowance for loan losses, the composition of the loan portfolio and increased risk associated with multi-family, commercial real estate and commercial business loans (because they present larger non-homogeneous credits and because they may be more sensitive to changes in economic conditions) may result in continued larger additions to the allowance for loan losses in future periods.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at December 31, 2014 and 2013. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provisions for loan losses. In addition, the OCC, as an integral part of its examination process, will periodically review our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance, based on its judgments about information available to it at the time of its examination.

Non-interest Income. Non-interest income decreased $629,000, or 36.9%, to $1.1 million for the year ended December 31, 2014 from $1.7 million for the year ended December 31, 2013, primarily due to a decrease in mortgage banking income. Mortgage banking income decreased $614,000, or 68.8%, to $278,000 for the year ended December 31, 2014 from $892,000 for the year ended December 31, 2013. Loan sale volume decreased $20.0 million, or 46.8%, to $20.6 million, net of repurchases, for the year ended December 31, 2014 from $40.6 million for the year ended December 31, 2013.  The percentage gain on the loans sold decreased 73 basis points to 1.65% for the year ended December 31, 2014 from 2.38% for the same period in 2013. The loan sale volume was negatively affected by a decline in loan refinancing volume, as well as mortgage originator turnover. As a result of a Fannie Mae industry wide audit program, during 2014 we were required to repurchase four loans previously sold to Fannie Mae in 2013. The reduction in income associated with the repurchases was $34,000 during the year ended December 31, 2014.  As the audit process continues, we may be subject to additional repurchases in the future. Based on a change in our business strategy, we no longer intend to expand our mortgage banking operation. All other non-interest income categories were relatively unchanged from 2013.

Non-interest Expense. Non-interest expense increased $60,000, or 0.72%, to $8.4 million for the year ended December 31, 2014 from $8.3 million for the year ended December 31, 2013. Increases in occupancy and equipment expenses, professional fees and advertising expenses were partially offset by decreases in salaries and employee benefits expenses and data processing expenses.  Salaries and employee benefits expense decreased $91,000, or 1.9%, primarily due to a reduction in costs associated with the staff reorganization that took place in 2013, offset by increases in commercial lending staff salaries. Occupancy and equipment expense increased $116,000, or 13.0%, primarily due to depreciation expense associated with a new commercial loan software system and expenses related to the removal of ATM equipment and associated costs to terminate the lease that housed the equipment. Data processing expense decreased $105,000, or 15.6%, primarily due to the reduction of one-time implementation fees incurred during the year ended December 31, 2014 compared to 2013. Professional fees increased $71,000, or 17.3%, primarily due to costs associated with the implementation of a loan sub-servicing function for our residential loan portfolio (excluding home equity loans). Advertising expense increased $52,000, or 18.3%, primarily due to costs associated with the redesign of the Company’s website and the development and launch of our new “Greenway” line of deposit products.

Income Tax Expense. The income before income taxes of $2.3 million resulted in income tax expense of $850,000 for the year ended December 31, 2014, compared to income before income taxes of $1.2 million resulting in an income tax expense of $420,000 for the year ended December 31, 2013. The effective income tax rate was 36.5% for the year ended December 31, 2014 compared to 36.3% for the year ended December 31, 2013. See Note 10 of the Notes to the consolidated financial statements for additional information.

Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. Information for the years ended December 31, 2014 and 2013 includes a tax-equivalent adjustment. There were no tax-equivalent yield adjustments made in the year ended December 31, 2012. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, and discounts and premiums that are amortized or accreted to interest income or expense.

	Years Ended December 31,
	2014			2013			2012
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$230,385	$10,592	4.60%	$198,561	$9,245	4.66%	$162,991	$8,716	5.35%
Investment securities (2)	23,306	606	2.60%	18,617	411	2.21%	11,399	282	2.47%
Short-term investments	3,524	6	0.17%	2,659	6	0.23%	22,020	47	0.21%
Total interest-earning assets (2)	257,215	11,204	4.36%	219,837	9,662	4.40%	196,410	9,045	4.61%
Non-interest-earning assets	9,127	—		8,953	—		9,110	—
Total assets	$266,342	11,204		$228,790	9,662		$205,520	9,045

Interest-bearing liabilities:
Savings deposits	$14,177	3	0.02%	$12,809	2	0.02%	$12,574	10	0.08%
NOW accounts	29,887	56	0.19%	28,940	49	0.17%	21,787	61	0.28%
Money market accounts	47,591	105	0.22%	45,054	30	0.07%	56,241	179	0.32%
Certificates of deposit	63,430	674	1.06%	45,731	505	1.10%	46,109	626	1.36%
Total interest-bearing deposits	155,085	838	0.54%	132,534	586	0.44%	136,711	876	0.64%
FHLB advances	53,992	610	1.13%	42,076	586	1.39%	24,962	811	3.25%
Repurchase agreements	—	—	—%	—	—	—%	187	1	0.53%
Total interest-bearing liabilities	209,077	1,448	0.69%	174,610	1,172	0.67%	161,860	1,688	1.04%
Non-interest-bearing liabilities:
Demand deposits	25,002			21,665			17,112
Other non-interest-bearing liabilities	3,051			2,659			1,608
Total liabilities	237,130			198,934			180,580
Stockholders’ equity	29,212			29,856			24,940
Total liabilities and equity	$266,342			$228,790			$205,520
Net interest-earning assets (4)	$48,138			$45,227			$34,550
Fully tax-equivalent net interest income		9,756			8,490			7,357

Less: tax-equivalent adjustments		(30)			(17)			—
Net interest income		$9,726			$8,473			$7,357
Net interest rate spread (2)(3)			3.67%			3.73%			3.57%
Net interest margin (2)(5)			3.79%			3.86%			3.75%
Average of interest-earning assets to interest-bearing liabilities			123.02%			125.90%			121.35%

(1)             Includes loans held for sale.

(2)             For the years ended December 31, 2014 and 2013, interest and yield on investment securities, interest rate spread and net interest margin, are presented on a tax-equivalent basis. Tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of income. For the years ended December 31, 2014 and 2013, the yield on investment securities before tax-equivalent adjustments was 2.47% and 2.12%, respectively, and the yield on total interest-earning assets was 4.34% and 4.39%, respectively. Net interest rate spread before tax-equivalent adjustments for the years ended December 31, 2014 and 2013 was 3.65% and 3.72%, respectively, while net interest margin before tax-equivalent adjustments was 3.78% and 3.86%, respectively. Information for the year ended December 31, 2012 consists entirely of taxable investment securities.

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

	Years Ended December 31,
	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$1,482	$(135)	$1,347	$1,902	$(1,373)	$529
Investment securities (1)	103	92	195	179	(50)	129
Short-term investments	2	(2)	—	(41)	—	(41)

Total interest-earning assets	1,587	(45)	1,542	2,040	(1,423)	617

Interest-bearing liabilities:
Savings deposits	—	1	1	—	(8)	(8)
NOW accounts	2	5	7	20	(32)	(12)
Money market accounts	2	73	75	(36)	(113)	(149)
Certificates of deposit	195	(26)	169	(5)	(116)	(121)

Total interest-bearing deposits	199	53	252	(21)	(269)	(290)

FHLB advances	166	(142)	24	556	(781)	(225)
Repurchase agreements	—	—	—	(1)	—	(1)

Total interest-bearing liabilities	365	(89)	276	534	(1,050)	(516)

Change in net interest income	$1,222	$44	$1,266	$1,506	$(373)	$1,133

(1)         Municipal securities income and net interest income are presented on a tax-equivalent basis using a tax rate of 34% resulting in an adjustment of $30,000 and $17,000 for the years ended December 31, 2014 and 2013, respectively. Securities for the year ended December 31, 2012 consists entirely of taxable investment securities.

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established a Finance Committee, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior management monitors the level of interest rate risk on a regular basis and the Finance Committee meets on a regular basis to review our asset/liability policies and position, interest rate risk position and to discuss and implement interest rate risk strategies.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk: (1) offering a variety of adjustable rate loan products, including adjustable rate one- to four-family, multi-family and non-residential mortgage loans, and short-term consumer loans; (2) offering shorter-term fixed-rate mortgage loans; (3) using alternative funding sources, such as advances from the FHLB and deposit listing services; and (4) deposit pricing strategies and short duration investments. By following these strategies, we believe that we are better positioned to react to changes in market interest rates.

Net Interest Income Simulation. Interest rate risk can result from timing differences in the maturity/repricing of an institution’s assets, liabilities and off-balance sheet contracts; the effect of embedded options, such as call or convertible options, loan prepayments, interest rate caps, and deposit withdrawals; unexpected shifts of the yield curve that affect both the slope and shape of the yield curve and differences in the behavior of lending and funding rates, sometimes referred to as basis risk. Given the potential types and differing related characteristics of interest rate risk, it is important that we maintain an appropriate process and set of measurement tools, which enables us to identify and quantify our sources of interest rate risk. Our primary tool in measuring interest rate risk in this manner is an income simulation model. This model measures the net interest income at risk under various interest rate scenarios. At December 31, 2014 and 2013, net interest income was measured assuming market interest rates remain unchanged, where rates increased 300 basis points and where rates decreased 100 basis points from current market rates over a one-year time horizon. The changes in net interest income due to changes in market interest rates reflect the rate sensitivity of our interest-bearing assets and liabilities.

The following table presents the estimated changes in net interest income of Georgetown Bank, calculated on a bank-only basis that would result from changes in market interest rates over twelve-month periods beginning December 31, 2014 and 2013:

	At December 31,
Changes in	2014		2013
Interest Rates	Net Interest		Net Interest
(Basis Points)	Income	% Change	Income	% Change
	(Dollars in thousands)

300	$8,888	(8.2)%	$8,106	(11.7)%
0	$9,683	—	$9,182	—
-100	$9,543	(1.4)%	$9,054	(1.4)%

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

Liquidity and Capital Resources

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $4.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $19.5 million at December 31, 2014. In addition, at December 31, 2014, we had the ability to borrow a total of approximately $69.8 million from the FHLB. On that date, we had $54.6 million in advances outstanding.

During 2014, we continued our mortgage banking activities by selling residential loans in the secondary market, primarily on a servicing-released basis. These activities have a positive effect on liquidity by providing us with an additional source of funds. During the years ended December 31, 2014 and 2013, we sold $20.6 million, net of repurchases, and $40.6 million in residential loans, respectively.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB.

At December 31, 2014 and 2013, we had $4.3 million and $4.1 million in commitments to originate loans outstanding, respectively. In addition to commitments to originate loans, at December 31, 2014 and 2013, we had $38.6 million and $36.9 million in unadvanced funds to borrowers, respectively. We also had $85,000 and $31,000 in outstanding letters of credit at December 31, 2014 and 2013, respectively. We also had $1.1 million and $1.8 million of forward loan sale commitments at December 31, 2014 and 2013, respectively. These forward loan sale commitments were used to offset the interest rate risk associated with mortgage loans, which have had their interest rate locked by our customers. We also had $1.0 million of loans held for sale at December 31, 2014 and 2013. Certificates of deposit due within one year of December 31, 2014 totaled $25.0 million, or 13.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit at December 31, 2014. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the year ended December 31, 2014, we originated $80.5 million of loans, including $57.9 million of loans to be held in our portfolio, purchased $374,000 in residential loans and purchased $2.6 million of securities. During the year ended December 31, 2013, we originated $150.4 million of loans, including $111.5 million of loans to be held in our portfolio and purchased $13.8 million of securities.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in total deposits of $6.4 million and $21.5 million for the years ended December 31, 2014 and 2013, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. FHLB advances reflected a net decrease of $325,000 and net increase of $31.3 million during the years ended December 31, 2014 and 2013, respectively. FHLB advances have primarily been used to fund loan demand and purchase securities during periods of lower liquidity.

Capital

Georgetown Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014, Georgetown Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 11 of the Notes to the consolidated financial statements for additional information.

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

ITEM 7A.             Quantitative and Qualitative Disclosures About Market Risk

See “ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management of Market Risk.”.

ITEM 8.                Financial Statements and Supplementary Data

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

To the Board of Directors

Georgetown Bancorp, Inc.

Georgetown, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Georgetown Bancorp, Inc. and Subsidiary as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Georgetown Bancorp, Inc. and Subsidiary as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
March 23, 2015

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

At December 31, 2014 and 2013

	2014	2013
	(In thousands, except share data)

ASSETS

Cash and due from banks	$2,382	$3,290
Short-term investments	2,536	3,005
Total cash and cash equivalents	4,918	6,295

Securities available for sale, at fair value	19,526	18,281
Securities held to maturity, at amortized cost (fair value of $916 at December 31, 2014 and $1,136 at December 31, 2013)	837	1,050
Federal Home Loan Bank stock, at cost	2,907	2,907
Loans held for sale	990	1,001
Loans, net of allowance for loan losses of $2,229 at December 31, 2014 and $2,396 at December 31, 2013	231,293	223,912
Premises and equipment, net	3,819	3,669
Accrued interest receivable	752	729
Bank-owned life insurance	2,999	2,898
Other assets	2,979	2,291

Total assets	$271,020	$263,033

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$182,354	$175,961
Short-term Federal Home Loan Bank advances	30,000	32,825
Long-term Federal Home Loan Bank advances	24,600	22,100
Mortgagors’ escrow accounts	1,194	1,230
Accrued expenses and other liabilities	2,160	1,975
Total liabilities	240,308	234,091

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value per share: 50,000,000 shares authorized at December 31, 2014 and December 31, 2013; none outstanding	—	—
Common stock, $0.01 par value per share: 100,000,000 shares authorized, 1,827,131 shares issued at December 31, 2014 and 1,831,518 shares issued at December 31, 2013	18	18
Additional paid-in capital	19,245	19,212
Retained earnings	12,593	11,388
Accumulated other comprehensive income (loss)	143	(389)
Unearned compensation - ESOP (86,886 shares unallocated at December 31, 2014 and 94,126 shares unallocated at December 31, 2013)	(918)	(1,001)
Unearned compensation - Restricted stock (37,071 shares non-vested at December 31, 2014 and 35,751 shares non-vested at December 31, 2013)	(369)	(286)
Total stockholders’ equity	30,712	28,942

Total liabilities and stockholders’ equity	$271,020	$263,033

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2014 and 2013

	2014	2013
	(In thousands, except share data)

Interest and dividend income:
Loans, including fees	$10,592	$9,245
Securities	576	394
Short-term investments	6	6
Total interest and dividend income	11,174	9,645

Interest expense:
Deposits	838	586
Short-term Federal Home Loan Bank advances	61	45
Long-term Federal Home Loan Bank advances	549	541
Total interest expense	1,448	1,172

Net interest and dividend income	9,726	8,473
Provision for loan losses	98	708
Net interest and dividend income, after provision for loan losses	9,628	7,765

Non-interest income:
Customer service fees	661	669
Mortgage banking income, net	278	892
Income from bank-owned life insurance	101	101
Net gain on sale of other real estate owned	8	18
Other	26	23
Total non-interest income	1,074	1,703

Non-interest expenses:
Salaries and employee benefits	4,678	4,769
Occupancy and equipment expenses	1,009	893
Data processing expenses	569	674
Professional fees	482	411
Advertising expenses	337	285
FDIC insurance	168	136
Other general and administrative expenses	1,130	1,145
Total non-interest expenses	8,373	8,313

Income before income taxes	2,329	1,155

Income tax provision	850	420

Net income	$1,479	$735

Weighted-average number of common shares outstanding:
Basic	1,739,093	1,803,781
Diluted	1,744,521	1,808,684

Net income per share:
Basic	$0.85	$0.41
Diluted	$0.85	$0.41

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2014 and 2013

	2014	2013
	(In thousands)

Net income	$1,479	$735

Net unrealized gain (loss) on securities available for sale	829	(889)
Income tax (provision) benefit	(297)	317
Other comprehensive income (loss), net of tax	532	(572)

Comprehensive income	$2,011	$163

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2014 and 2013

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation-	Compensation-
	Stock	Capital	Earnings	(Loss) Income	ESOP	Restricted Stock	Total
	(In thousands)

Balance at December 31, 2012	$19	$20,669	$10,958	$183	$(1,084)	$(182)	$30,563

Net income	—	—	735	—	—	—	735
Other comprehensive loss	—	—	—	(572)	—	—	(572)

Cash dividends paid ($0.16 per share)	—	—	(305)	—	—	—	(305)

Repurchased stock related to buyback program (123,039 shares)	(1)	(1,745)	—	—	—	—	(1,746)

Common stock held by ESOP allocated or committed to be allocated (7,241 shares)	—	18	—	—	83	—	101

Restricted stock granted in connection with equity incentive plan (22,000 shares)	—	281	—	—	—	(281)	—

Forfeiture of restricted stock (5,769 shares)	—	(59)	—	—	—	59	—
Purchased stock related to vested restricted stock (1,933 shares)	—	(25)	—	—	—	—	(25)
Share based compensation - options	—	53	—	—	—	—	53
Share based compensation - restricted stock	—	—	—	—	—	118	118
Excess tax benefit from share-based compensation	—	20	—	—	—	—	20

Balance at December 31, 2013	18	19,212	11,388	(389)	(1,001)	(286)	28,942

Net income	—	—	1,479	—	—	—	1,479
Other comprehensive income	—	—	—	532	—	—	532
Cash dividends paid ($0.1675 per share)	—	—	(274)	—	—	—	(274)
Repurchased stock related to buyback program (17,000 shares)	—	(252)	—	—	—	—	(252)
Common stock held by ESOP allocated or committed to be allocated (7,240 shares)	—	31	—	—	83	—	114
Restricted stock granted in connection with equity incentive plan (22,000 shares)	—	330	—	—	—	(330)	—
Forfeiture of restricted stock (8,606 shares)	—	(115)	—	—	—	115	—
Purchased stock related to vested restricted stock (2,417 shares)	—	(36)	—	—	—	—	(36)
Exercise of stock options (3,813 shares)	—	39	—	—	—	—	39
Purchase shares from cashless exercise of options (2,175 shares)	—	(33)	—	—	—	—	(33)
Share based compensation - options	—	47	—	—	—	—	47
Share based compensation - restricted stock	—	—	—	—	—	132	132
Excess tax benefit from share-based compensation	—	22	—	—	—	—	22

Balance at December 31, 2014	$18	$19,245	$12,593	$143	$(918)	$(369)	$30,712

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014 and 2013

	2014	2013
	(In thousands)

Cash flows from operating activities:
Net income	$1,479	$735
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	98	708
Amortization of securities, net	128	119
Net change in deferred loan fees and costs	61	130
Depreciation and amortization expense	343	285
Increase in accrued interest receivable	(23)	(112)
Income from bank-owned life insurance	(101)	(101)
Stock-based compensation expense	293	272
Excess tax benefit on share-based compensation	(22)	(20)
Gain on sale of loans	(210)	(453)
Loans originated for sale	(20,629)	(39,016)
Proceeds from sales of loans	20,850	41,074
Gain on sale of other real estate owned	(8)	(18)
Write down of other real estate owned	—	25
Decrease in prepaid FDIC insurance	—	215
Net change in other assets and liabilities	(778)	(561)
Net cash provided by operating activities	1,481	3,282

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	2,013	2,712
Purchases	(2,558)	(13,820)
Maturities, prepayments and calls of securities held to maturity	214	547
Purchase of Federal Home Loan Bank stock	—	(278)
Redemption of Federal Home Loan Bank stock	—	232
Loan originations, net	(7,166)	(44,395)
Principal balance of loans purchased	(374)	—
Proceeds from sale of other real estate owned	8	440
Purchase of premises and equipment	(493)	(201)
Net cash used by investing activities	(8,356)	(54,763)

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

Years Ended December 31, 2014 and 2013

	2014	2013
	(In thousands)

Cash flows from financing activities:
Net change in deposits	6,393	21,522
Net change in Federal Home Loan Bank advances with maturities of three months or less	(2,825)	32,825
Proceeds from Federal Home Loan Bank advances with maturities greater than three months	5,500	6,000
Repayments of Federal Home Loan Bank advances with maturities greater than three months	(3,000)	(7,500)
Net change in mortgagors’ escrow accounts	(36)	196
Repurchase of common stock	(288)	(1,771)
Cash dividends paid on common stock	(274)	(305)
Exercise of stock options	6	—
Excess tax benefit on share-based compensation	22	20
Net cash provided by financing activities	5,498	50,987

Net change in cash and cash equivalents	(1,377)	(494)

Cash and cash equivalents at beginning of period	6,295	6,789

Cash and cash equivalents at end of period	$4,918	$6,295

Supplementary information:
Interest paid on deposit accounts	$836	$586
Interest paid on borrowings	606	601
Income taxes paid	838	863
Loans transferred to other real estate owned	—	244

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

1.                            CORPORATE STRUCTURE

In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, Georgetown Bank (the “Bank”) (1) converted to a stock savings bank as the successor to the Bank in its mutual form; (2) organized Georgetown Bancorp, Inc. (“Georgetown Federal”), as a federally-chartered corporation that owns 100% of the common stock of the Bank (in stock form); and (3) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owned 56.7% of the Common Stock of Georgetown Federal as of June 30, 2012. On November 28, 2011, the Boards of Directors of Georgetown Federal, Georgetown Bancorp, MHC and the Bank each unanimously adopted a Plan of Conversion or Reorganization of the Mutual Holding Company pursuant to which Georgetown Bancorp, MHC undertook a “second-step” conversion and now ceases to exist. Georgetown Bancorp, MHC reorganized from a two-tier mutual holding company structure to a fully public stock holding company structure effective July 11, 2012 and, as a result, the Bank is now the wholly-owned subsidiary of Georgetown Bancorp, Inc. (the “Company”), a newly formed Maryland corporation.

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

Reclassifications

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation.

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

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Federal Home Loan Bank stock (concluded)

Based on its most recent analysis of the FHLB as of December 31, 2014, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

Loans held for sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  Fair value is based on committed secondary market prices.

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

The accrual of interest on loans, including impaired loans, is generally recognized on a simple interest basis and is generally discontinued at the time the loan is 90 days past due, unless the credit is both well secured and in the process of collection.  Past due status is based on the contractual terms of the loans.  Loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for loan losses (continued)

The allowance for loan losses is evaluated on a monthly basis by management and is based upon management’s monthly review of the collectability of the loans in light of known and inherent risks in the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  Additionally, as part of the evaluation of the level of the allowance for loan losses, on a quarterly basis, management analyzes several qualitative loan portfolio risk factors including, but not limited to, charge-off history, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Other real estate owned and in-substance foreclosures

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with Accounting Standards Codification (“ASC”) 310-40, “Receivables — Troubled Debt Restructuring by Creditors.”  These properties are initially carried at estimated fair value less estimated costs to sell.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other real estate owned and in-substance foreclosures (concluded)

Any write down to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses.  Expenses incurred in connection with maintaining these assets and subsequent write downs are included in other general and administrative expense. Gains or losses recognized upon sale are included in non-interest income.

In accordance with ASC 310-10-35, “Receivables - Overall - Subsequent Measurement,” the Bank classifies loans as in-substance repossessed or foreclosed if the Bank receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place.

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

Premises and equipment

Land is carried at cost.  Buildings, leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter.  Useful lives are dependent upon the nature and condition of the asset and range from 3 to 40 years. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

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

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company does not have any uncertain tax positions at December 31, 2014 which require accrual or disclosure.

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

Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2014	2013

Net income available to common stockholders	$1,479,000	$735,000

Basic common shares:
Weighted average shares outstanding	1,789,702	1,865,874
Less: Weighted average unallocated ESOP shares	(90,775)	(98,016)
Add: Weighted average unvested restricted stock shares with non-forfeitable dividend rights	40,166	35,923
Basic weighted average common shares outstanding	1,739,093	1,803,781

Dilutive potential common shares	5,428	4,903

Diluted weighted average common shares outstanding	1,744,521	1,808,684

Basic earnings per share	$0.85	$0.41

Diluted earnings per share	$0.85	$0.41

Options to purchase 61,681 shares, representing all outstanding options, were included in the computation of diluted earnings per share for the year ended December 31, 2014. Options to purchase 33,774 shares, representing outstanding options that were granted in 2010, 2011 and 2012, were included in the computation of diluted earnings per share for the year ended December 31, 2013. Options to purchase 19,150 shares that were granted in 2013 were not included in the computation of diluted earnings per share for the year ended December 31, 2013, because to do so would have been antidilutive.

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

Recent accounting pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323):  Accounting for Investments in Qualified Affordable Housing Projects.”  The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes as follows:

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

The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323.  The amendments in this ASU should be applied retrospectively to all periods presented.  A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments.  The amendments in this ASU are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted.  The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.”  The objective of the amendments in this ASU

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The Company can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method.   The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards.  The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.   The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is not permitted. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860):  Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.”  The amendments in this ASU require two accounting changes.  First, the amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  This ASU also includes new disclosure requirements.  The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014.   An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.  Earlier application is prohibited. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718):  Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.”  The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards.  This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  Earlier adoption is permitted.  ASU 2014-12 may be adopted either (1) prospectively to all awards granted or modified after the effective date or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements, and to all new or modified awards thereafter.  If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date.  The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

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

Under ASU 2014-13, entities that meet these criteria are provided an alternative under which they can choose to eliminate the difference between the fair value of financial assets and financial liabilities of a consolidated collateralized financing entity.  If that alternative is not elected, then ASU 2014-13 indicates that the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured in accordance with ASC 820.  Fair Value Measurement and differences between the fair value of the financial assets and the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income or loss.  The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  The adoption of this guidance will not have an impact on the Company’s consolidated financial statements.

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

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent accounting pronouncements (continued)

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40).”  The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards.  Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).”  The objective of this ASU is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share.  The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share.  The amendments in this ASU do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required.  The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share.  Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract.  Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract.  Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument.  In addition, the amendments in this ASU clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features when considering how to weight those terms and features.  Specifically, the assessment of the substance of the relevant terms and features should incorporate a consideration of (1) the characteristics of the terms and features themselves, (2) the circumstances under which the hybrid financial instrument was issued or acquired, and (3) the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.  The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent accounting pronouncements (concluded)

In November 2014, the FASB issued ASU 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.”  The amendments in this ASU provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity may elect to apply pushdown accounting in its separate financial statements upon a change-in-control event in which an acquirer obtains control of the acquired entity.  The amendments in this ASU are effective on November 18, 2014.  After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event.  However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.  The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In January 2015, the FASB issued ASU 2015-01, “Income Statement — Extraordinary and Unusual Items (Subtopic 225-20).”  The amendments in this ASU eliminate the concept of extraordinary items.  Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary (even if they ultimately would conclude it is not).  This also alleviates uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately.  The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively.  A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.                            RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2014 and 2013, these reserve balances amounted to $1,266,000 and $1,319,000, respectively.

4.                            SHORT-TERM INVESTMENTS

A summary of short-term investments, included in cash and cash equivalents, is as follows:

	At December 31,
	2014	2013
	(In thousands)

FHLB Ideal Way	$2,081	$1,543
Federal Reserve	438	1,439
Federal funds sold	17	23

	$2,536	$3,005

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.                            SECURITIES

A summary of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At December 31, 2014

Securities available for sale

State and municipal	$2,458	$54	$(5)	$2,507

Residential mortgage-backed securities	16,844	234	(59)	17,019

Total securities available for sale	$19,302	$288	$(64)	$19,526

Securities held to maturity

Residential mortgage-backed securities	$837	$79	$—	$916

At December 31, 2013

State and municipal	$2,505	$4	$(115)	$2,394

Residential mortgage-backed securities	16,381	67	(561)	15,887

Total securities available for sale	$18,886	$71	$(676)	$18,281

Securities held to maturity

Residential mortgage-backed securities	$1,050	$86	$—	$1,136

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES (continued)

All residential mortgage-backed securities have been issued by government-sponsored enterprises and government agencies.

The scheduled maturities of debt securities at December 31, 2014 are as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Over ten years	$2,458	$2,507	$—	$—

Residential mortgage-backed securities	16,844	17,019	837	916

	$19,302	$19,526	$837	$916

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities for the years ended December 31, 2014 and 2013.  Certain securities are pledged as collateral for FHLB advances.  Refer to Note 9 — Federal Home Loan Bank Advances for further information.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SECURITIES (concluded)

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less Than Twelve Months		Twelve Months Or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
At December 31, 2014

Securities available for sale

State and municipal	$—	$—	$(5)	$805

Residential mortgage-backed securities	—	—	(59)	5,456

Total temporarily impaired securities	$—	$—	$(64)	$6,261

At December 31, 2013

Securities available for sale

State and municipal	$(115)	$1,827	$—	$—

Residential mortgage-backed securities	(561)	13,389	—	—

Total temporarily impaired securities	$(676)	$15,216	$—	$—

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

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.                            LOANS AND SERVICING

Loans

A summary of loans is as follows:

	December 31,
	2014	2013
	(In thousands)
Residential loans:
One- to four-family	$84,199	$92,450
Home equity loans and lines of credit	16,499	15,399
Total residential mortgage loans	100,698	107,849

Commercial loans:
One- to four-family investment property	8,345	11,089
Multi-family real estate	15,020	14,462
Commercial real estate	62,227	54,272
Commercial business	17,838	16,681
Total commercial loans	103,430	96,504

Construction loans:
One- to four-family	13,056	9,848
Multi-family	10,842	7,304
Non-residential	4,828	3,955
Total construction loans	28,726	21,107

Consumer	289	408

Total loans	233,143	225,868

Other items:
Net deferred loan costs	379	440
Allowance for loan losses	(2,229)	(2,396)

Total loans, net	$231,293	$223,912

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND SERVICING (continued)

Loans (continued)

Information pertaining to the allowance for loan losses at and for the year ended December 31, 2014 is as follows:

	Residential		Commercial				Construction
	One- to four- family	Home equity loans and lines of credit	One- to four- family investment property	Multi-family real estate	Commercial real estate	Commercial business	One- to four- family	Multi-family	Non- residential	Consumer	Unallocated	Total
	(In thousands)

Allowance for loan losses

Beginning Balance	$284	$274	$61	$108	$1,056	$291	$133	$66	$63	$15	$45	$2,396
Charge-offs	—	(14)	—	—	(248)	—	—	—	—	(7)	—	(269)
Recoveries	—	1	—	—	—	—	—	—	—	3	—	4
(Benefit) provision	(11)	(12)	(15)	5	135	20	(16)	31	14	(8)	(45)	98
Ending Balance	$273	$249	$46	$113	$943	$311	$117	$97	$77	$3	$—	$2,229

Ending balance:
individually evaluated for impairment	$7	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$7

Ending balance:
collectively evaluated for impairment	$266	$249	$46	$113	$943	$311	$117	$97	$77	$3	$—	$2,222

Loans

Ending Balance	$84,199	$16,499	$8,345	$15,020	$62,227	$17,838	$13,056	$10,842	$4,828	$289	$—	$233,143

Ending balance:
individually evaluated for impairment	$317	$27	$—	$—	$295	$—	$—	$—	$—	$—	$—	$639

Ending balance:
collectively evaluated for impairment	$83,882	$16,472	$8,345	$15,020	$61,932	$17,838	$13,056	$10,842	$4,828	$289	$—	$232,504

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND SERVICING (continued)

Loans (continued)

Information pertaining to the allowance for loan losses at and for the year ended December 31, 2013 is as follows:

	Residential		Commercial				Construction
	One- to four-family	Home equity loans and lines of credit	One- to four-family investment property	Multi-family real estate	Commercial real estate	Commercial business	One- to four-family	Multi-family	Non-residential	Consumer	Unallocated	Total
						(In thousands)

Allowance for loan losses

Beginning Balance	$378	$254	$62	$40	$668	$159	$149	$34	$25	$11	$—	$1,780
Charge-offs	(130)	—	—	—	—	—	—	—	—	(9)	—	(139)
Recoveries	43	—	—	—	—	—	—	—	—	4	—	47
Provision (benefit)	(7)	20	(1)	68	388	132	(16)	32	38	9	45	708
Ending Balance	$284	$274	$61	$108	$1,056	$291	$133	$66	$63	$15	$45	$2,396

Ending balance:
individually evaluated for impairment	$7	$49	$—	$—	$277	$—	$—	$—	$—	$—	$—	$333

Ending balance:
collectively evaluated for impairment	$277	$225	$61	$108	$779	$291	$133	$66	$63	$15	$45	$2,063

Loans

Ending Balance	$92,450	$15,399	$11,089	$14,462	$54,272	$16,681	$9,848	$7,304	$3,955	$408	$—	$225,868

Ending balance:
individually evaluated for impairment	$321	$428	$—	$—	$2,406	$—	$—	$—	$—	$—	$—	$3,155

Ending balance:
collectively evaluated for impairment	$92,129	$14,971	$11,089	$14,462	$51,866	$16,681	$9,848	$7,304	$3,955	$408	$—	$222,713

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND SERVICING (continued)

Loans (continued)

The following is a summary of past-due and non-accrual loans at December 31, 2014:

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
				(In thousands)

Residential loans:
One- to four-family	$—	$620	$641	$1,261	$82,938	$84,199	$—	$951
Home equity loans and lines of credit	38	13	—	51	16,448	16,499	—	—

Commercial loans:
One- to four-family investment property	—	—	—	—	8,345	8,345	—	—
Multi-family real estate	—	—	—	—	15,020	15,020	—	—
Commercial real estate	295	—	—	295	61,932	62,227	—	—
Commercial business	—	—	—	—	17,838	17,838	—	—

Construction loans:
One- to four-family	—	—	—	—	13,056	13,056	—	—
Multi-family	—	—	—	—	10,842	10,842	—	—
Non-residential	—	—	—	—	4,828	4,828	—	—

Consumer	—	—	2	2	287	289	—	2

Total	$333	$633	$643	$1,609	$231,534	$233,143	$—	$953

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

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND SERVICING (continued)

Loans (continued)

The following is an analysis of impaired loans at December 31, 2014:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
(In thousands)

Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$—	$—	$—	$—	$—
Home equity loans and lines of credit	27	27	—	28	1
Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	295	295	—	298	18
Commercial business	—	—	—	—	—
Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total impaired with no related allowance	$322	$322	$—	$326	$19

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$317	$317	$7	$319	$16
Home equity loans and lines of credit	—	—	—	123	—
Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	426	8
Commercial business	—	—	—	—	—
Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total with an allowance recorded	$317	$317	$7	$868	$24

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

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND SERVICING (continued)

Loans (continued)

There were no loan modifications made that resulted in the classification of a TDR during the year ended December 31, 2014.

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

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND SERVICING (continued)

Loans (concluded)

The following tables present the Bank’s loans by risk rating:

	Residential		Commercial				Construction
	One- to four- family	Home equity loans and lines of credit	One- to four- family investment property	Multi-family real estate	Commercial real estate	Commercial business	One- to four- family	Multi-family	Non- residential	Consumer	Total
	(In thousands)
At December 31, 2014

Classification:
Not formally rated	$82,311	$16,499	$—	$—	$—	$—	$—	$—	$—	$287	$99,097
Pass	—	—	8,345	15,020	62,227	17,838	13,056	10,842	4,828	—	132,156
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	1,888	—	—	—	—	—	—	—	—	2	1,890
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$84,199	$16,499	$8,345	$15,020	$62,227	$17,838	$13,056	$10,842	$4,828	$289	$233,143

At December 31, 2013

Classification:
Not formally rated	$92,129	$15,000	$—	$—	$—	$—	$—	$—	$—	$408	$107,537
Pass	—	—	11,089	14,462	51,900	16,681	9,848	7,304	3,955	—	115,239
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	321	399	—	—	2,372	—	—	—	—	—	3,092
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$92,450	$15,399	$11,089	$14,462	$54,272	$16,681	$9,848	$7,304	$3,955	$408	$225,868

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

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LOANS AND SERVICING (concluded)

Loans serviced for others and mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $113,446,000 and $117,673,000 at December 31, 2014 and 2013, respectively.

The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of mortgage servicing rights was $1,335,000 and $1,361,000 at December 31, 2014 and 2013, respectively, and was determined using the moving average 10-year U.S. Treasury rate plus 5.0%, adjusted to reflect the current credit spreads and conditions in the market, as a discount rate. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association, an independent third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the independent third party valuation specialist.

The following summarizes mortgage servicing rights capitalized and amortized:

	Years Ended
	December 31,
	2014	2013
	(In thousands)

Mortgage servicing rights:
Balance at beginning of period	$1,084	$910
Additions	114	512
Amortization	(358)	(338)
Balance at end of period	840	1,084

Valuation allowance:
Balance at beginning of period	26	20
Additions	4	58
Reductions	(24)	(52)
Balance at end of period	6	26

Mortgage servicing assets, net	$834	$1,058

Fair value of mortgage servicing assets	$1,335	$1,361

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.         PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows:

	At December 31,
	2014	2013
	(In thousands)
Premises:
Land	$278	$278
Buildings and improvements	5,046	4,931
Equipment	2,472	2,359
	7,796	7,568
Less accumulated depreciation and amortization	(3,977)	(3,899)

Premises and equipment, net	$3,819	$3,669

Depreciation and amortization expense for the years ended December 31, 2014 and 2013 amounted to $343,000 and $285,000, respectively.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.         DEPOSITS

A summary of deposit balances is as follows:

	At December 31,
	2014	2013
	(In thousands)

Demand	$26,066	$24,528
On us accounts	783	934
NOW	30,049	28,927
Money market deposits	52,202	43,062
Regular and other savings	14,226	14,755
Total non-certificate accounts	123,326	112,206

Term certificates less than $100,000	16,378	19,374
Term certificates of $100,000 or more	42,650	44,381
Total certificate accounts	59,028	63,755

Total deposits	$182,354	$175,961

A summary of term certificate accounts by maturity is as follows:

	At December 31,
	2014		2013
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Within one year	$25,048	0.75%	$27,082	0.73%
Greater than one year to two years	16,872	1.22	17,125	0.94
Greater than two years to three years	7,763	1.46	12,901	1.39
Greater than three years to four years	5,659	1.49	3,869	1.86
Greater than four years to five years	3,686	1.65	2,778	1.53

Total certificate accounts	$59,028	1.10%	$63,755	1.02%

There were $1,240,000 and $596,000 of brokered certificate accounts at December 31, 2014 and 2013, respectively.  There were $27,815,000 and $26,700,000 of certificate accounts obtained through a listing service at December 31, 2014 and 2013, respectively.  The aggregate amount of time deposit accounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit $250,000 as of December 31, 2014 was $10,590,000.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.         FEDERAL HOME LOAN BANK ADVANCES

All FHLB of Boston advances are secured by a blanket security agreement on qualified collateral, consisting principally of first mortgage loans on owner-occupied residential property in the amount of $73,826,000 and $83,843,000 at December 31, 2014 and 2013, respectively; and mortgage-backed securities with a fair value of $17,927,000 and $17,012,000 at December 31, 2014 and 2013, respectively.

Short-term FHLB advances

Short-term FHLB advances consist of advances with an original term of three months or less at a weighted average rate of 0.25% and 0.18% at December 31, 2014 and 2013, respectively.

The Bank also has a $2,000,000 line-of-credit with the FHLB.  There were no amounts outstanding at December 31, 2014 and 2013.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FEDERAL HOME LOAN BANK ADVANCES (concluded)

Long-term FHLB advances

Long-term, fixed-rate FHLB advances and maturities are as follows:

	At December 31,
	2014		2013
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Within one year	$2,500	1.66%	$3,000	2.50%
Greater than one year to two years	5,500	1.88	2,500	1.66
Greater than two years to three years	5,500	2.45	5,500	1.88
Greater than three years to four years	7,100	2.55	4,500	2.70
Greater than four years to five years	4,000	1.99	6,600	2.60

Total long-term FHLB advances	$24,600	2.20%	$22,100	2.32%

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.       INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended
	December 31,
	2014	2013
	(In thousands)
Current tax provision:
Federal	$697	$580
State	183	144
	880	724
Deferred tax benefit:
Federal	(24)	(236)
State	(6)	(68)
	(30)	(304)

Total tax provision	$850	$420

The differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended
	December 31,
	2014	2013

Statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	5.0	4.3
Bank-owned life insurance	(1.5)	(3.0)
Stock compensation plans	0.9	1.5
Interest income from municipal securities	(0.9)	(1.0)
Other, net	(1.0)	0.5

Effective tax rates	36.5%	36.3%

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (continued)

The components of the net deferred tax asset included in other assets are as follows:

	At December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Federal	$1,195	$1,374
State	347	391
	1,542	1,765
Deferred tax liabilities:
Federal	(718)	(674)
State	(189)	(189)
	(907)	(863)

Net deferred tax asset	$635	$902

The tax effects of each item that gives rise to deferred taxes are as follows:

	At December 31,
	2014	2013
	(In thousands)

Deferred compensation	$556	$510
Net unrealized (gain) loss on securities available for sale	(81)	216
Depreciation and amortization	(387)	(324)
Allowance for loan losses	892	959
Mortgage servicing rights	(333)	(423)
Other, net	(12)	(36)

Net deferred tax asset	$635	$902

A summary of the change in the net deferred tax asset is as follows:

	Years Ended
	December 31,
	2014	2013
	(In thousands)

Balance at beginning of period	$902	$281
Deferred tax benefit	30	304
Deferred tax effects of net unrealized (gain) loss on securities available for sale	(297)	317

Balance at end of period	$635	$902

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

Uncertain tax positions

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  As of December 31, 2014 and 2013 there were no material uncertain tax positions related to federal and state income tax matters.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2011 through December 31, 2014.

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

As of December 31, 2014 and 2013, quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to total assets (as defined).  Management believes, as of December 31, 2014 and 2013, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2014, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2014

Total Capital to Risk Weighted Assets	$29,522	14.3%	$16,530	8.0%	$20,663	10.0%

Tier 1 Capital to Risk Weighted Assets	27,293	13.2	8,265	4.0	12,398	6.0

Tier 1 Capital to Total Assets	27,293	10.1	10,835	4.0	13,544	5.0

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (continued)

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

On July 2, 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks.  On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB.  On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013.  Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank.  The rules include a new common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%.  A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements.  This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.  Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MINIMUM REGULATORY CAPITAL REQUIREMENTS (concluded)

The phase-in period for the final rules will begin for the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule and should be fully phased-in by January 1, 2019.  Management believes that the Bank’s capital levels will remain characterized as “well-capitalized” under the new rules.

12.       EMPLOYEE BENEFIT PLANS

401(k) plan

The Bank provides a savings and retirement plan for employees, which qualifies under Section 401(k) of the Internal Revenue Code.  All employees who have attained age 21 and have completed one year of employment during which they worked at least 1,000 hours are eligible to participate.  The plan provides for voluntary contributions by participating employees ranging from 1% to 75% of their compensation, subject to certain limitations.  In addition, the Bank will make a matching contribution, equal to 50% of the employee’s contribution.  The Bank’s matching contribution will not exceed 3% of an employee’s salary.  In addition, the Bank may make a discretionary contribution not to exceed 3% of an employee’s salary.  For the years ended December 31, 2014 and 2013, expense attributable to the plan amounted to $148,000 and $145,000, respectively.

Incentive plan

The Bank has an Incentive Plan whereby all employees are eligible to receive a payment if the Bank or participant meets or exceeds certain base standards of performance for its fiscal year.  The structure of the Incentive Plan is to be reviewed on an annual basis by the Board of Directors.  Incentive compensation expense for the years ended December 31, 2014 and 2013 amounted to $196,000 and $174,000, respectively.

Executive supplemental retirement agreements

The Bank has entered into supplemental retirement agreements with certain executive officers, which provide for the payment of specified benefits upon retirement or early termination, as defined in the agreements. For the years ended December 31, 2014 and 2013, total expense applicable to these agreements amounted to $117,000 and $104,000, respectively.

Employee Stock Ownership Plan

The Bank established an ESOP for the benefit of each employee who has reached the age of 21 and has completed at least one year of employment with the Bank.  Benefits may be paid in shares of common stock or in cash, subject to the employees’ right to demand shares.

The ESOP has a loan agreement with the Company whereby $1,237,000 was borrowed for the purpose of purchasing shares of the Company’s common stock.  At December 31, 2014, the loan has 12 remaining annual principal and interest payments of $104,000, all of which are due on the last business day of the respective year.  The loan documents provide that the loan may be repaid over a shorter period, without penalty for prepayments.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (continued)

Employee Stock Ownership Plan (concluded)

The remaining principal balance on the ESOP debt at December 31, 2014, is payable as follows:

Years Ending
December 31,	Amount
(In thousands)

2015	$71
2016	73
2017	75
2018	78
2019	80
Thereafter	641

$1,018

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loan is paid.  Total compensation expense applicable to the ESOP amounted to $114,000 and $101,000 for the years ended December 31, 2014 and 2013, respectively.

Shares held by the ESOP are as follows:

	At December 31,
	2014	2013

Allocated	66,829	58,646
Committed to be allocated	7,240	7,241
Unallocated	86,886	94,126
Paid out to participants	(17,572)	(16,515)

Total shares held by ESOP	143,383	143,498

Any cash dividends received on allocated shares would be used to purchase additional shares and then allocated to participants and cash dividends received on shares held in suspense would be used to reduce the Bank’s annual contribution to the ESOP.  The fair value of unallocated ESOP shares at December 31, 2014 and 2013 is $1,429,000 and $1,497,000, respectively.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (continued)

Share-based compensation plan

In accordance with the Company’s 2009 Equity Incentive Plan, the Company awarded 22,000 stock options and 22,000 shares of restricted stock to eligible participants on February 22, 2014.  The 2009 Plan provides for total awards of 180,035 shares of the Company’s common stock pursuant to grants of restricted stock awards, incentive stock options, non-qualified stock options and stock appreciation rights; provided, however, that shares of stock used to fund stock options greater than 98,000 shares must be obtained through stock repurchases and shares of stock used to fund restricted stock awards greater than 39,200 shares must be obtained through stock repurchases.

In May 2014, stockholders of the Company approved the 2014 Equity Incentive Plan, which provides for total awards of 154,000 shares of the Company’s common stock pursuant to grants of restricted stock awards, restricted stock unit awards, performance awards, incentive stock options and non-qualified stock options; provided, however, that no more than 44,000 shares of stock may be issued as restricted stock awards and restricted stock units, and 110,000 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options.  There were no awards made from the 2014 Plan during the year ended December 31, 2014.

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

The fair value of the stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2014	2013

Expected dividends	1.07%	1.25%
Expected term	6.4 years	6.4 years
Expected volatility	37.12%	39.99%
Risk-free interest rate	2.00%	1.37%

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

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (continued)

Share-based compensation plan (continued)

The following tables present the activity for the 2009 Plan as of and for the years ended December 31, 2014 and 2013:

	Stock Options
	2014		2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	52,924	$11.12	40,681	$9.49
Granted	22,000	$14.98	22,000	$14.00
Exercised	(3,813)	$10.39	—	$—
Cancelled	—	$—	(3,988)	$9.85
Forfeited	(9,430)	$13.82	(5,769)	$11.45

Outstanding at end of year	61,681	$12.13	52,924	$11.12

Exercisable at end of year	24,613		17,176

Weighted average fair value of options granted during the year	$5.31		$5.31

Options Outstanding			Options Exercisable
Number	Weighted-Average	Weighted	Number	Weighted
Outstanding	Remaining	Average	Exercisable	Average
as of 12/31/2014	Contractual Life	Exercise Price	as of 12/31/2014	Exercise Price

9,612	5.15 Years	$9.33	8,459	$9.33
10,551	6.15 Years	$9.55	8,030	$9.55
9,092	7.15 Years	$9.58	4,513	$9.58
15,316	8.15 Years	$14.00	3,611	$14.00
17,110	9.15 Years	$14.98	—	$—
61,681	7.47 Years	$12.13	24,613	$10.13

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS (concluded)

Share-based compensation plan (concluded)

	Non-vested
	Restricted Stock
	2014		2013
	Number of Shares	Weighted Average Grant Date Value	Number of Shares	Weighted Average Grant Date Value

Outstanding at beginning of year	35,751	$10.83	30,281	$8.49
Granted	22,000	$14.98	22,000	$12.76
Vested	(12,074)	$10.39	(10,761)	$8.48
Forfeited	(8,606)	$13.34	(5,769)	$10.31

Outstanding at end of year	37,071	$12.85	35,751	$10.83

As of December 31, 2014, unrecognized share-based compensation expense related to non-vested options amounted to $143,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $369,000.  Both amounts are expected to be recognized over a weighted average period of 3.1 years.

For the year ended December 31, 2014, the Company recognized compensation expense for stock options of $47,000 with a related tax benefit of $7,000.  For the year ended December 31, 2014, the Company recognized compensation expense for restricted stock awards of $132,000, with a related tax benefit of $53,000. For the year ended December 31, 2013, the Company recognized compensation expense for stock options of $53,000 with a related tax benefit of $9,000.  For the year ended December 31, 2013, the Company recognized compensation expense for restricted stock awards of $118,000, with a related tax benefit of $47,000.

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

	At December 31,
	2014	2013
	(In thousands)

Commitments to grant loans	$4,254	$4,083
Unadvanced funds on home equity lines of credit	8,809	9,438
Unadvanced funds on commercial lines of credit	12,324	9,001
Unadvanced funds on construction loans	8,943	16,153
Unadvanced funds on other unsecured personal lines of credit	411	452
Unadvanced funds on commercial real estate loans	8,143	1,900
Standby letters of credit	85	31

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The maximum potential amount of the Bank’s obligation for standby letters of credit was $85,000 and $31,000 as of December 31, 2014 and 2013, respectively.  The Bank’s outstanding letters of credit generally have a term of less than one year.  If a letter of credit is drawn upon, the Bank may seek recourse through the customer’s underlying line of credit.  If the customer’s line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

Lease commitments

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2014, pertaining to branch facilities, future minimum rental payments are as follows:

Years Ending
December 31,	Payments
(In thousands)

2015	$205
2016	88
2017	88
2018	88
2019	87
Thereafter	1,260

Total future minimum rental payments	$1,816

The leases contain options to extend, one for ten additional years and two for two additional five year terms.  The cost of such rentals is not included above.

Rental expense, including cancelable leases, amounted to $197,000 and $193,000 for the years ended December 31, 2014 and 2013, respectively.

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

14.                     LOANS TO RELATED PARTIES

In the ordinary course of business, the Bank grants loans to its Executive Officers and Directors and their affiliates.  Total loans to such persons and their affiliates amounted to $1,963,000 as of December 31, 2014.  During the year ended December 31, 2014, principal payments totaled $149,000 and principal advances amounted to $113,000.

15.                     DERIVATIVE FINANCIAL INSTRUMENTS

Mortgage loan commitments

The Bank enters into commitments to originate mortgage loans for sale and uses forward commitments to sell such loans, both of which represent derivative instruments. These instruments involve both credit and market risk.

Commitments to originate loans require the Bank to originate a loan at an interest rate that may or may not be fixed upon completion of various underwriting requirements. At December 31, 2014, the Bank

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DERIVATIVE FINANCIAL INSTRUMENTS (concluded)

Mortgage loan commitments (concluded)

had $107,000 in outstanding commitments to grant mortgage loans that are intended to be sold; the fair value of the derivative was not material. At December 31, 2013, the Bank had $751,000 in outstanding commitments to grant mortgage loans that are intended to be sold; the fair value of the derivative was not material.

Forward commitments to sell loans require the Bank to make delivery of loans at a specific future date, of a specified amount, at a specified price or yield. At December 31, 2014, such commitments amounted to $1,097,000; the fair value of the derivative was not material. At December 31, 2013, such commitments amounted to $1,752,000; the fair value of the derivative was not material.

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

Off-balance sheet instruments:  Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  At December 31, 2014 and 2013, the fair value of commitments outstanding is not significant since fees charged are not material.

Assets and liabilities measured at fair value on a recurring basis

Assets measured at fair value on a recurring basis are summarized as follows:

				Total
				Assets
	Level 1	Level 2	Level 3	at Fair Value
		(In thousands)
At December 31, 2014

Assets

Securities available for sale

State and municipal	$—	$2,507	$—	$2,507

Residential mortgage-backed securities	—	17,019	—	17,019

Total securities available for sale	$—	$19,526	$—	$19,526

At December 31, 2013

Assets

Securities available for sale

State and municipal	$—	$2,394	$—	$2,394

Residential mortgage-backed securities	—	15,887	—	15,887

Total securities available	$—	$18,281	$—	$18,281

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Assets and liabilities measured at fair value on a non-recurring basis

The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the year ended December 31, 2014.

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There are no liabilities measured at fair value on a non-recurring basis at December 31, 2014 and 2013.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2014 and 2013. The adjustments to fair value represent the amount of write down recorded during the years ended December 31, 2014 and 2013 on the assets held at December 31, 2014 and 2013, respectively.

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
	(In thousands)
At December 31, 2014

Impaired loans	$—	$—	$310	$310	$(7)

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
	(In thousands)
At December 31, 2013

Impaired loans	$—	$—	$2,492	$2,492	$(333)

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

	December 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$4,918	$4,918	$—	$—	$4,918
Securities available for sale	19,526	—	19,526	—	19,526
Securities held to maturity	837	—	916	—	916
FHLB stock	2,907	2,907	—	—	2,907
Loans held for sale	990	1,016	—	—	1,016
Loans, net	231,293	—	—	231,971	231,971
Accrued interest receivable	752	752	—	—	752
Capitalized mortgage servicing rights	834	—	1,335	—	1,335

Financial liabilities:
Deposits	$182,354	$—	$182,799	$—	$182,799
Short-term FHLB advances	30,000	30,000	—	—	30,000
Long-term FHLB advances	24,600	—	24,847	—	24,847
Mortgagors’ escrow accounts	1,194	1,194	—	—	1,194
Accrued interest payable	52	52	—	—	52

	December 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$6,295	$6,295	$—	$—	$6,295
Securities available for sale	18,281	—	18,281	—	18,281
Securities held to maturity	1,050	—	1,136	—	1,136
FHLB stock	2,907	2,907	—	—	2,907
Loans held for sale	1,001	1,019	—	—	1,019
Loans, net	223,912	—	—	223,659	223,659
Accrued interest receivable	729	729	—	—	729
Capitalized mortgage servicing rights	1,058	—	1,361	—	1,361

Financial liabilities:
Deposits	$175,961	$—	$176,405	$—	$176,405
Short-term FHLB advances	32,825	32,825	—	—	32,825
Long-term FHLB advances	22,100	—	22,405	—	22,405
Mortgagors’ escrow accounts	1,230	1,230	—	—	1,230
Accrued interest payable	45	45	—	—	45

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

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.                     CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The condensed balance sheets of the parent company only are as follows:

BALANCE SHEETS

	At December 31,
	2014	2013
	(In thousands)

ASSETS

Non-interest bearing deposit in the Bank	$2,143	$2,716
Loan to the Bank for ESOP	1,018	1,086
Investment in subsidiary	27,436	25,065
Other assets	169	118

Total assets	$30,766	$28,985

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$54	$43
Stockholders’ equity	30,712	28,942

Total liabilities and stockholders’ equity	$30,766	$28,985

The condensed statements of net income of the parent company only are as follows:

STATEMENTS OF INCOME

	Years Ended
	December 31,
	2014	2013
	(In thousands)

Interest income on ESOP loan	$36	$37
Non-interest expense	148	160
Loss before income taxes and equity in undistributed net income of the Bank	(112)	(123)
Applicable income tax benefit	45	49

Loss before equity in undistributed net income of subsidiary	(67)	(74)

Equity in undistributed net income of subsidiary	1,546	809

Net income	$1,479	$735

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (concluded)

The condensed statements of cash flows of the parent company only are as follows:

	Years Ended
	December 31,
	2014	2013
	(In thousands)

Cash flows from operating activities:
Net income	$1,479	$735
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed income of subsidiary	(1,546)	(809)
Other, net	(18)	(42)
Net cash used by operating activities	(85)	(116)

Cash flows from investing activities:
Repayment of ESOP loan	68	67
Net cash provided by investing activities	68	67

Cash flows from financing activities:
Repurchase of common stock	(288)	(1,770)
Cash dividends paid on common stock	(274)	(305)
Exercise of stock options	6	—
Net cash used by financing activities	(556)	(2,075)

Net change in cash and cash equivalents	(573)	(2,124)

Cash and cash equivalents at beginning of period	2,716	4,840

Cash and cash equivalents at end of period	$2,143	$2,716

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

19.       QUARTERLY DATA (UNAUDITED)

A summary of consolidated operating results on a quarterly basis is as follows:

	Years Ended December 31,
	2014				2013
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Interest and dividend income	$2,828	$2,803	$2,775	$2,768	$2,692	$2,467	$2,274	$2,212
Interest expense	374	371	364	339	306	289	282	295

Net interest income	2,454	2,432	2,411	2,429	2,386	2,178	1,992	1,917
Provision for loan losses	97	1	—	—	301	244	73	90

Net interest income, after provision for loan losses	2,357	2,431	2,411	2,429	2,085	1,934	1,919	1,827
Non-interest income	299	249	283	243	396	241	445	621
Non-interest expenses	1,984	2,053	2,099	2,237	2,152	1,924	2,126	2,111

Income before income taxes	672	627	595	435	329	251	238	337

Income tax provision	232	237	221	160	121	83	88	128

Net income	$440	$390	$374	$275	$208	$168	$150	$209

Income per share:
Basic	$0.25	$0.22	$0.21	$0.16	$0.12	$0.09	$0.08	$0.11
Diluted	$0.25	$0.22	$0.21	$0.16	$0.12	$0.09	$0.08	$0.11

ITEM 9.                Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.             Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 1992. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 is effective.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Information concerning directors and executive officers of the Company is incorporated herein by reference from our definitive Proxy Statement related to the 2015 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal 1—Election of Directors.”

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

ITEM 14.              Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.              Exhibits and Financial Statement Schedules

(a)           Financial Statements

The financial statements filed as a part of this Form 10-K are as follows:

(A)	Report of Independent Registered Public Accounting Firm (page F-2)

(B)	Consolidated Balance Sheets (page F-3)

(C)	Consolidated Statements of Income (page F-4)

(D)	Consolidated Statements of Comprehensive Income (page F-5)

(E)	Consolidated Statements of Changes In Stockholders’ Equity (page F-6)

(F)	Consolidated Statements of Cash Flows (page F-7 to page F-8)

(G)	Notes to Consolidated Financial Statements (page F-9 to page F-65)

(b)           Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(c)           Exhibits

3.1	Articles of Incorporation of Georgetown Bancorp, Inc. (1)
3.2	Bylaws of Georgetown Bancorp, Inc. (1)
4	Form of Common Stock Certificate of Georgetown Bancorp, Inc. (1)
10.1	SBERA Defined Contribution Plan and Non-standardized Adoption Agreement (2)
10.2	Georgetown Savings Bank 2010 Incentive Compensation Plan (3)
10.3	[Omitted]
10.4	[Omitted]
10.5	Supplemental Retirement Plan for Senior Executives, dated June 23, 2008 (6)
10.6	Endorsement Split-Dollar Life Insurance Agreement by and between Georgetown Savings Bank and Robert E. Balletto, dated June 23, 2008 (7)
10.7	Endorsement Split-Dollar Life Insurance Agreement by and between Georgetown Savings Bank and Joseph W. Kennedy, dated June 23, 2008 (8)
10.8	Employment Agreement between Georgetown Bank and Robert E. Balletto, dated March 23, 2015 (9)
10.9	Employment Agreement between Georgetown Bank and Joseph W. Kennedy, dated March 23, 2015 (10)
10.10	Georgetown Savings Bank Supplemental Disability Benefit Plan for Senior Officers dated April 11, 2012 (11)
10.11	Employment Agreement between Georgetown Bancorp, Inc. and Robert E. Balletto, dated March 23, 2015 (12)
10.12	Employment Agreement between Georgetown Bancorp, Inc. and Joseph W. Kennedy, dated March 23, 2015 (13)
10.13	Change in Control Agreement between Georgetown Bank and Frederick H. Weismann, dated October 23, 2014
10.14	Incentive Compensation Plan 2014 Goals for Frederick H. Weismann
10.15	Incentive Compensation Plan 2014 Goals for Robert E. Balletto (14)
10.16	Incentive Compensation Plan 2014 Goals for Joseph W. Kennedy (15)
10.17	Incentive Compensation Plan 2013 Goals for Robert E. Balletto (16)
10.18	Incentive Compensation Plan 2013 Goals for Joseph W. Kennedy (17)
10.19	Incentive Compensation Plan 2013 Goals for Frederick H. Weismann
10.20	Incentive Compensation Plan 2015 Goals for Robert E. Balletto (18)
10.21	Incentive Compensation Plan 2015 Goals for Joseph W. Kennedy (19)
10.22	Incentive Compensation Plan 2015 Goals for Frederick H. Weismann (20)
14	Code of Ethics (21)
21	Subsidiaries of Registrant (1)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements of Georgetown Bancorp, Inc. formatted in XBRL: (1) Consolidated Balance Sheets at December 31, 2014 and 2013, (2) Consolidated Statements of Income for the years ended December 31, 2014 and 2013, (3) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013, (4) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013, (5) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, (6) and the Notes to the Consolidated Financial Statements.

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

(3)	Incorporated by reference to Exhibit 10.4 to the Form 10-K of Georgetown-Federal, filed with the Securities and Exchange Commission on March 31, 2011.
(4)	[Omitted]
(5)	[Omitted]
(6)	Incorporated by reference to Exhibit 10.3 to the Form 8-K of Georgetown-Federal, filed with the Securities and Exchange Commission on June 27, 2008.
(7)	Incorporated by reference to Exhibit 10.4 to the Form 8-K of Georgetown-Federal, filed with the Securities and Exchange Commission on June 27, 2008.
(8)	Incorporated by reference to Exhibit 10.5 to the Form 8-K of Georgetown-Federal, filed with the Securities and Exchange Commission on June 27, 2008.
(9)	Incorporated by reference to Exhibit 10.2 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595), filed with the Securities and Exchange Commission on March 26, 2015.
(10)	Incorporated by reference to Exhibit 10.4 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595), filed with the Securities and Exchange Commission on March 26, 2015.
(11)	Incorporated by reference to Exhibit 10.3 to the Form 8-K of Georgetown-Federal, filed with the Securities and Exchange Commission on April 17, 2012.
(12)	Incorporated by reference to Exhibit 10.1 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595), filed with the Securities and Exchange Commission on March 26, 2015.
(13)	Incorporated by reference to Exhibit 10.3 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595), filed with the Securities and Exchange Commission on March 26, 2015.
(14)	Incorporated by reference to Exhibit 10.1 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on February 27, 2014.
(15)	Incorporated by reference to Exhibit 10.3 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on February 27, 2014.
(16)	Incorporated by reference to Exhibit 10.1 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on March 1, 2013.
(17)	Incorporated by reference to Exhibit 10.2 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on March 1, 2013.
(18)	Incorporated by reference to Exhibit 10.1 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on January 29, 2015.
(19)	Incorporated by reference to Exhibit 10.3 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on January 29, 2015.
(20)	Incorporated by reference to Exhibit 10.2 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on January 29, 2015.
(21)	Incorporated by reference to the Form 10-KSB of Georgetown Federal filed with the Securities and Exchange Commission on September 28, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGETOWN BANCORP, INC.

Date: March 23, 2015	By:	/s/ Robert E. Balletto
Robert E. Balletto
President, Chief Executive Officer and Director (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert E. Balletto	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2015
Robert E. Balletto

/s/ Joseph W. Kennedy	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 23, 2015
Joseph W. Kennedy

Chairman of the Board
J. Richard Murphy

/s/ Mary L. Williams	Vice Chairman of the Board	March 23, 2015
Mary L. Williams

/s/ Keith N. Congdon	Director	March 23, 2015
Keith N. Congdon.

/s/ Stephen L. Flynn	Director	March 23, 2015
Stephen L. Flynn

/s/ Thomas L. Hamelin	Director	March 23, 2015
Thomas L. Hamelin

/s/ Marybeth McInnis	Director	March 23, 2015
Marybeth McInnis

/s/ Kathleen R. Sachs	Director	March 23, 2015
Kathleen R. Sachs

/s/ David A. Splaine	Director	March 23, 2015
David A. Splaine

/s/ Robert T. Wyman	Director	March 23, 2015
Robert T. Wyman