Form 10-Q
period 2015-03-31
Georgetown Bancorp, Inc.
filed 2015-05-12
CIK 1542299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-35595

GEORGETOWN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	80-0817763
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 East Main Street, Georgetown, MA	01833
(Address of principal executive office)	(Zip Code)

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 1,844,040 shares outstanding as of May 7, 2015.

Form 10-Q

GEORGETOWN BANCORP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At	At
	March 31,	December 31,
	2015	2014
	(Unaudited)
	(In thousands, except share data)

ASSETS

Cash and due from banks	$2,823	$2,382
Short-term investments	4,400	2,536
Total cash and cash equivalents	7,223	4,918

Securities available for sale, at fair value	21,530	19,526
Securities held to maturity, at amortized cost	790	837
Federal Home Loan Bank stock, at cost	2,907	2,907
Loans held for sale	—	990
Loans, net of allowance for loan losses of $2,256 at March 31, 2015 and $2,229 at December 31, 2014	231,362	231,293
Premises and equipment, net	3,652	3,819
Accrued interest receivable	751	752
Bank-owned life insurance	3,024	2,999
Other assets	1,783	2,979

Total assets	$273,022	$271,020

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$189,866	$182,354
Short-term Federal Home Loan Bank advances	16,250	30,000
Long-term Federal Home Loan Bank advances	29,600	24,600
Mortgagors’ escrow accounts	1,454	1,194
Due to broker for investment purchase	2,544	—
Accrued expenses and other liabilities	2,334	2,160
Total liabilities	242,048	240,308

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value per share: 50,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value per share: 100,000,000 shares authorized; 1,844,040 shares issued at March 31, 2015 and 1,827,131 shares issued at December 31, 2014	18	18
Additional paid-in capital	19,571	19,245
Retained earnings	12,770	12,593
Accumulated other comprehensive income	188	143
Unearned compensation - ESOP (85,076 shares unallocated at March 31, 2015 and 86,886 shares unallocated at December 31, 2014)	(898)	(918)
Unearned compensation - Restricted stock (44,866 shares non-vested at March 31, 2015 and 37,071 shares non-vested at December 31, 2014)	(675)	(369)
Total stockholders’ equity	30,974	30,712

Total liabilities and stockholders’ equity	$273,022	$271,020

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except share and per share data)

Interest and dividend income:
Loans, including fees	$2,715	$2,630
Securities	139	137
Short-term investments	2	1
Total interest and dividend income	2,856	2,768

Interest expense:
Deposits	236	194
Short-term Federal Home Loan Bank advances	13	15
Long-term Federal Home Loan Bank advances	149	130
Total interest expense	398	339

Net interest and dividend income	2,458	2,429
Provision for loan losses	27	—
Net interest and dividend income, after provision for loan losses	2,431	2,429

Non-interest income:
Customer service fees	169	170
Mortgage banking income, net	22	42
Income from bank-owned life insurance	25	25
Other	6	6
Total non-interest income	222	243

Non-interest expenses:
Salaries and employee benefits	1,228	1,239
Occupancy and equipment expenses	278	252
Data processing expenses	160	172
Professional fees	122	144
Advertising expenses	88	88
FDIC insurance	42	43
Other general and administrative expenses	336	299
Total non-interest expenses	2,254	2,237

Income before income taxes	399	435

Income tax provision	149	160

Net income	$250	$275

Weighted-average number of common shares outstanding:
Basic	1,747,833	1,738,534
Diluted	1,759,445	1,744,886

Earnings per share:
Basic	$0.14	$0.16
Diluted	$0.14	$0.16

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)

Net income	$250	$275

Net unrealized gain on securities available for sale	71	273
Income tax provision	(26)	(98)
Other comprehensive income, net of tax	45	175

Comprehensive income	$295	$450

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation-	Compensation-
	Stock	Capital	Earnings	(Loss) Income	ESOP	Restricted Stock	Total
	(In thousands)

Balance at December 31, 2013	$18	$19,212	$11,388	$(389)	$(1,001)	$(286)	$28,942
Net income	—	—	275	—	—	—	275
Other comprehensive income	—	—	—	175	—	—	175
Cash dividends paid ($0.04 per share)	—	—	(73)	—	—	—	(73)
Repurchased stock related to buyback program (17,000 shares)	—	(252)	—	—	—	—	(252)
Common stock held by ESOP allocated or committed to be allocated (1,810 shares)	—	6	—	—	21	—	27
Restricted stock granted in connection with equity incentive plan (22,000 shares)	—	329	—	—	—	(329)	—
Purchased stock related to vested restricted stock (2,417 shares)	—	(36)	—	—	—	—	(36)
Share based compensation - options	—	14	—	—	—	—	14
Share based compensation - restricted stock	—	—	—	—	—	33	33
Balance at March 31, 2014	$18	$19,273	$11,590	$(214)	$(980)	$(582)	$29,105

Balance at December 31, 2014	$18	$19,245	$12,593	$143	$(918)	$(369)	$30,712
Net income	—	—	250	—	—	—	250
Other comprehensive income	—	—	—	45	—	—	45
Cash dividends paid ($0.0425 per share)	—	—	(73)	—	—	—	(73)
Common stock held by ESOP allocated or committed to be allocated (1,810 shares)	—	11	—	—	20	—	31
Restricted stock granted in connection with equity incentive plans (20,000 shares)	—	351	—	—	—	(351)	—
Purchased stock related to vested restricted stock (3,091 shares)	—	(54)	—	—	—	—	(54)
Share based compensation - options	—	18	—	—	—	—	18
Share based compensation - restricted stock	—	—	—	—	—	45	45
Balance at March 31, 2015	$18	$19,571	$12,770	$188	$(898)	$(675)	$30,974

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$250	$275
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	27	—
Amortization of securities, net	32	30
Net change in deferred loan fees and costs	62	(38)
Depreciation and amortization expense	95	80
Decrease in accrued interest receivable	1	14
Income from bank-owned life insurance	(25)	(25)
Stock-based compensation expense	94	74
Gain on sales of loans	(29)	(13)
Loans originated for sale	(1,158)	(3,065)
Proceeds from sales of loans, net of repurchases	2,177	2,316
Net change in other assets and liabilities	1,344	168
Net cash provided by (used in) operating activities	2,870	(184)

Cash flows from investing activities:
Maturities, prepayments and calls of securities available for sale	578	418
Maturities, prepayments and calls of securities held to maturity	48	64
Loan originations, net	(158)	(3,070)
Purchase of premises and equipment	(5)	(69)
Proceeds from sale of premises and equipment	77	—
Net cash provided by (used in) investing activities	540	(2,657)

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(concluded)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Cash flows from financing activities:
Net change in deposits	7,512	5,489
Net change in Federal Home Loan Bank advances with maturities of three months or less	(13,750)	(1,825)
Proceeds from Federal Home Loan Bank advances with maturities greater than three months	5,000	1,000
Net change in mortgagors’ escrow accounts	260	308
Repurchase of common stock	(54)	(288)
Cash dividends paid on common stock	(73)	(73)
Net cash (used in) provided by financing activities	(1,105)	4,611

Net change in cash and cash equivalents	2,305	1,770

Cash and cash equivalents at beginning of period	4,918	6,295

Cash and cash equivalents at end of period	$7,223	$8,065

Supplementary information:
Interest paid on deposit accounts	$235	$193
Interest paid on advances	159	141
Income taxes paid	73	54
Due to broker for investment purchase	2,544	—

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)                                 Basis of Presentation

The accompanying unaudited financial statements of Georgetown Bancorp, Inc., a Maryland corporation, (the “Company”) were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2014 Consolidated Financial Statements presented in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 30, 2015. The consolidated financial statements include the accounts of Georgetown Bank (the “Bank”) and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

(2)                                 Corporate Structure

In conjunction with its reorganization into the mutual holding company structure, on January 5, 2005, the Bank (1) converted to a stock savings bank as the successor to the Bank in its mutual form; (2) organized Georgetown Bancorp, Inc. (“Georgetown Federal”) as a federally-chartered corporation that owned 100% of the common stock of the Bank (in stock form); and (3) organized Georgetown Bancorp, MHC as a federally-chartered mutual holding company that owned 56.7% of the common stock of Georgetown Federal as of June 30, 2012. On November 28, 2011, the Boards of Directors of Georgetown Federal, Georgetown Bancorp, MHC and the Bank each unanimously adopted a Plan of Conversion and Reorganization of the Mutual Holding Company pursuant to which Georgetown Bancorp, MHC undertook a “second-step” conversion and now ceases to exist. Georgetown Bancorp, MHC reorganized from a two-tier mutual holding company structure to a fully public stock holding company structure effective July 11, 2012, and, as a result, the Bank is now the wholly-owned subsidiary of the Company.

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

Earnings per common share have been computed based on the following.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except share and per share data)

Net income available to common stockholders	$250	$275

Basic common shares:
Weighted average shares outstanding	1,793,805	1,791,850
Less: Weighted average unallocated ESOP shares	(86,250)	(93,490)
Add: Weighted average unvested restricted shares with non-forfeitable dividend rights	40,278	40,174
Basic weighted average common shares outstanding	1,747,833	1,738,534

Dilutive potential common shares	11,612	6,352

Diluted weighted average common shares outstanding	1,759,445	1,744,886

Basic earnings per share	$0.14	$0.16

Diluted earnings per share	$0.14	$0.16

Options to purchase 61,681 shares, representing outstanding options granted in 2010, 2011, 2012, 2013 and 2014, were included in the computation of diluted earnings per share for the three-month period ended March 31, 2015. Options to purchase 30,000 shares that were granted in 2015 were not included in the computation of diluted earnings per share for the three-month period ended March 31, 2015, because to do so would have been antidilutive. Options to purchase 52,924 shares, representing outstanding options that were granted in 2010, 2011, 2012 and 2013, were included in the computation of diluted earnings per share for the three-month period ended March 31, 2014. Options to purchase 22,000 shares that were granted in 2014 were not included in the computation of diluted earnings per share for the three-month period ended March 31, 2014, because to do so would have been antidilutive.

(4)                                 Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards.  The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.   For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.   The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.”  The amendments in this ASU affect reporting entities that are required to evaluate whether they should consolidate certain legal entities.  Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015.  The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  The standard is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The guidance should be applied on a retrospective basis.  The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles — Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”  This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The new guidance does not change the accounting for a customer’s accounting for service contracts.  ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

(5)                                 Securities

A summary of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
At March 31, 2015

Securities available for sale

State and municipal	$2,446	$67	$(5)	$2,508

Residential mortgage-backed securities	18,789	264	(31)	19,022

Total securities available for sale	$21,235	$331	$(36)	$21,530

Securities held to maturity

Residential mortgage-backed securities	$790	$75	$—	$865

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
At December 31, 2014

Securities available for sale

State and municipal	$2,458	$54	$(5)	$2,507

Residential mortgage-backed securities	16,844	234	(59)	17,019

Total securities available for sale	$19,302	$288	$(64)	$19,526

Securities held to maturity

Residential mortgage-backed securities	$837	$79	$—	$916

All residential mortgage-backed securities have been issued by government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2015 is as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Over ten years	$2,446	$2,508	$—	$—

Residential mortgage-backed securities	18,789	19,022	790	865

	$21,235	$21,530	$790	$865

There were no sales of securities for the three months ended March 31, 2015 and 2014.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position, is as follows.

	Less Than Twelve Months		Twelve Months or Greater
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In thousands)
At March 31, 2015

Securities available for sale

State and municipal	$—	$—	$516	$(5)

Residential mortgage-backed securities	—	—	5,377	(31)

Total temporarily impaired securities	$—	$—	$5,893	$(36)

At December 31, 2014

Securities available for sale

State and municipal	$—	$—	$805	$(5)

Residential mortgage-backed securities	—	—	5,456	(59)

Total temporarily impaired securities	$—	$—	$6,261	$(64)

Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

At March 31, 2015 five securities classified as available for sale had an unrealized loss with aggregate depreciation of 0.60% from the securities’ amortized cost basis.  The unrealized losses on the Company’s investments in state and municipal bonds and residential mortgage backed securities were primarily caused by changes in interest rates and not by credit quality.  Many of these investments are guaranteed by the U.S. Government or its agencies and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be OTTI.

(6)                                 Loans and Servicing

Loans

A summary of loans is as follows:

	At		At
	March 31,		December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$83,059	35.60%	$84,199	36.12%
Home equity loans and lines of credit	16,676	7.15	16,499	7.08
Total residential mortgage loans	99,735	42.75	100,698	43.20

Commercial loans:
One- to four-family investment property	8,355	3.58	8,345	3.58
Multi-family real estate	16,607	7.12	15,020	6.44
Commercial real estate	63,942	27.41	62,227	26.69
Commercial business	18,309	7.85	17,838	7.65
Total commercial loans	107,213	45.96	103,430	44.36

Construction loans:
One- to four-family	13,194	5.65	13,056	5.60
Multi-family	7,972	3.42	10,842	4.65
Non-residential	4,907	2.10	4,828	2.07
Total construction loans	26,073	11.17	28,726	12.32

Consumer	280	0.12	289	0.12

Total loans	233,301	100.00%	233,143	100.00%

Other items:
Net deferred loan costs	317		379
Allowance for loan losses	(2,256)		(2,229)

Total loans, net	$231,362		$231,293

An analysis of the allowance for loan losses at and for the three months ended March 31, 2015 and 2014 and at December 31, 2014 is below. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
	One- to four- family	Home equity loans and lines of credit	One- to four- family investment property	Multi-family real estate	Commercial real estate	Commercial business	One- to four- family	Multi-family	Non- residential	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses

Three months ended March 31, 2015
Beginning Balance	$273	$249	$46	$113	$943	$311	$117	$97	$77	$3	$—	$2,229
Charge-offs	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Recoveries	—	—	—	—	—	—	—	—	—	1	—	1
(Benefit) provision	(61)	3	(1)	11	28	4	(6)	(30)	(2)	—	81	27
Ending Balance	$212	$252	$45	$124	$971	$315	$111	$67	$75	$3	$81	$2,256

Three months ended March 31, 2014
Beginning Balance	$284	$274	$61	$108	$1,056	$291	$133	$66	$63	$15	$45	$2,396
Charge-offs	—	—	—	—	(211)	—	—	—	—	—	—	(211)
Recoveries	—	—	—	—	—	—	—	—	—	—	—	—
(Benefit) provision	(3)	(29)	—	(4)	16	—	(36)	10	5	(3)	44	—
Ending Balance	$281	$245	$61	$104	$861	$291	$97	$76	$68	$12	$89	$2,185

At March 31, 2015

Allowance for loan losses
Individually evaluated for impairment	$7	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$7
Collectively evaluated for impairment	205	252	45	124	971	315	111	67	75	3	81	2,249
	$212	$252	$45	$124	$971	$315	$111	$67	$75	$3	$81	$2,256

Loans
Individually evaluated for impairment	$315	$26	$—	$—	$294	$135	$—	$—	$—	$—	$—	$770
Collectively evaluated for impairment	82,744	16,650	8,355	16,607	63,648	18,174	13,194	7,972	4,907	280	—	232,531
	$83,059	$16,676	$8,355	$16,607	$63,942	$18,309	$13,194	$7,972	$4,907	$280	$—	$233,301

At December 31, 2014

Allowance for loan losses
Individually evaluated for impairment	$7	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$7
Collectively evaluated for impairment	266	249	46	113	943	311	117	97	77	3	—	2,222
	$273	$249	$46	$113	$943	$311	$117	$97	$77	$3	$—	$2,229

Loans
Individually evaluated for impairment	$317	$27	$—	$—	$295	$—	$—	$—	$—	$—	$—	$639
Collectively evaluated for impairment	83,882	16,472	8,345	15,020	61,932	17,838	13,056	10,842	4,828	289	—	232,504
	$84,199	$16,499	$8,345	$15,020	$62,227	$17,838	$13,056	$10,842	$4,828	$289	$—	$233,143

The following is a summary of past-due and non-accrual loans at March 31, 2015 and December 31, 2014. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
At March 31, 2015

Residential loans:
One- to four-family	$—	$—	$—	$—	$83,059	$83,059	$—	$961
Home equity loans and lines of credit	31	—	—	31	16,645	16,676	—	—

Commercial loans:
One- to four-family investment property	—	—	—	—	8,355	8,355	—	—
Multi-family real estate	—	—	—	—	16,607	16,607	—	—
Commercial real estate	294	—	—	294	63,648	63,942	—	—
Commercial business	21	—	—	21	18,288	18,309	—	135

Construction loans:
One- to four-family	—	—	—	—	13,194	13,194	—	—
Multi-family	—	—	—	—	7,972	7,972	—	—
Non-residential	—	—	—	—	4,907	4,907	—	—

Consumer	—	—	—	—	280	280	—	—

Total	$346	$—	$—	$346	$232,955	$233,301	$—	$1,096

At December 31, 2014

Residential loans:
One- to four-family	$—	$620	$641	$1,261	$82,938	$84,199	$—	$951
Home equity loans and lines of credit	38	13	—	51	16,448	16,499	—	—

Commercial loans:
One- to four-family investment property	—	—	—	—	8,345	8,345	—	—
Multi-family real estate	—	—	—	—	15,020	15,020	—	—
Commercial real estate	295	—	—	295	61,932	62,227	—	—
Commercial business	—	—	—	—	17,838	17,838	—	—

Construction loans:
One- to four-family	—	—	—	—	13,056	13,056	—	—
Multi-family	—	—	—	—	10,842	10,842	—	—
Non-residential	—	—	—	—	4,828	4,828	—	—

Consumer	—	—	2	2	287	289	—	2

Total	$333	$633	$643	$1,609	$231,534	$233,143	$—	$953

The following is an analysis of impaired loans at March 31, 2015 and December 31, 2014.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
(In thousands)

At March 31, 2015

Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$—	$—	$—	$—	$—
Home equity loans and lines of credit	26	26	—	27	—
Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	294	294	—	294	4
Commercial business	135	135	—	207	5

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—

Total impaired with no related allowance	$455	$455	$—	$528	$9

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$315	$315	$7	$316	$4
Home equity loans and lines of credit	—	—	—	—	—

Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—

Total with an allowance recorded	$315	$315	$7	$316	$4

At December 31, 2014

Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$—	$—	$—	$—	$—
Home equity loans and lines of credit	27	27	—	28	1

Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	295	295	—	298	18
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—

Total impaired with no related allowance	$322	$322	$—	$326	$19

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$317	$317	$7	$319	$16
Home equity loans and lines of credit	—	—	—	123	—

Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	426	8
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—

Total with an allowance recorded	$317	$317	$7	$868	$24

There were two loan modifications made to the same borrower that resulted in the classification of a troubled debt restructuring (“TDR”) during the three months ended March 31, 2015, and the TDRs did not result in a material impact to the allowance for loan losses account.  The first loan, a commercial business loan with a pre-modification and post-modification balance of $131,000 at March 31, 2015, was restructured to extend the original maturity date for an additional 10 years and the interest rate was reduced.  The second loan, a commercial business loan with a pre-modification and post-modification balance of $4,000 at March 31, 2015, was restructured into a two year amortizing note and the interest rate was reduced.  There is no commitment to lend additional funds to the borrower whose loans were modified during the three months ended March 31, 2015. There were no loan modifications made that resulted in a TDR during the three months ended March 31, 2014.

At March 31, 2015 and December 31, 2014, there were no TDR loans in default of their modified terms.

The following table represents the Company’s loans by risk rating at March 31, 2015 and December 31, 2014. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
	One- to four- family	Home equity loans and lines of credit	One- to four- family investment property	Multi-family real estate	Commercial real estate	Commercial business	One- to four- family	Multi-family	Non- residential	Consumer	Total
	(In thousands)
At March 31, 2015

Classification:
Not formally rated	$81,169	$16,676	$—	$—	$—	$—	$—	$—	$—	$280	$98,125
Pass	—	—	8,355	16,607	63,942	18,174	13,194	7,972	4,907	—	133,151
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	1,890	—	—	—	—	135	—	—	—	—	2,025
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$83,059	$16,676	$8,355	$16,607	$63,942	$18,309	$13,194	$7,972	$4,907	$280	$233,301

At December 31, 2014

Classification:
Not formally rated	$82,311	$16,499	$—	$—	$—	$—	$—	$—	$—	$287	$99,097
Pass	—	—	8,345	15,020	62,227	17,838	13,056	10,842	4,828	—	132,156
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	1,888	—	—	—	—	—	—	—	—	2	1,890
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$84,199	$16,499	$8,345	$15,020	$62,227	$17,838	$13,056	$10,842	$4,828	$289	$233,143

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

Loans serviced for others and mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $111.1 million and $113.4 million at March 31, 2015 and December 31, 2014, respectively.

The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was $1.2 million and $1.4 million at March 31, 2015 and December 31, 2014, respectively, and was determined using the moving average 10-year, U.S. Treasury rate plus 5.0%, adjusted to reflect the current credit spreads and conditions in the market as a discount rate. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association and an independent third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the independent third party valuation specialist.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity-related valuation allowances.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)

Mortgage servicing rights:
Balance at beginning of period	$840	$1,084
Additions	11	24
Amortization	(85)	(84)
Balance at end of period	766	1,024

Valuation allowances:
Balance at beginning of period	6	26
Additions	13	—
Reductions	—	(17)
Balance at end of period	19	9

Mortgage servicing assets, net	$747	$1,015

Fair value of mortgage servicing assets	$1,166	$1,392

(7)           Secured Borrowings and Collateral

Federal Home Loan Bank advances

At March 31, 2015 all Federal Home Loan Bank of Boston (“FHLB”) advances were secured by a blanket security agreement on qualified collateral, principally first mortgage loans on owner-occupied residential property in the amount of $72.1 million, and mortgage-backed securities with a fair value of $17.3 million.

(8)           Fair Value Measurements

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

Level l - Valuation is based on quoted prices in active markets for identical assets or liabilities. Level l assets and liabilities generally include debt and equity securities that are traded in an active exchange market. At March 31, 2015, the Company had no assets or liabilities valued using Level 1 measurements.

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

All of the Company’s securities that are measured at fair value are included in Level 2 and are based on pricing models from independent, third party pricing services that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no liabilities measured at fair value. All of the Company’s impaired loans that are measured at fair value are included in Level 3 and are based on the appraised value of the underlying collateral considering discounting factors, if deemed appropriate, and adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation. The Company did not have any significant transfers of assets or liabilities to or from Levels 1 and 2 of the fair value hierarchy during the three month period ended March 31, 2015.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 are summarized below.

				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
At March 31, 2015

Assets

Securities available for sale

State and municipal	$—	$2,508	$—	$2,508

Residential mortgage-backed securities	—	19,022	—	19,022

Total securities available for sale	$—	$21,530	$—	$21,530

At December 31, 2014

Assets

Securities available for sale

State and municipal	$—	$2,507	$—	$2,507

Residential mortgage-backed securities	—	17,019	—	17,019

Total securities available for sale	$—	$19,526	$—	$19,526

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. Assets measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014 are summarized below. The fair value adjustments relate to the amount of write-down recorded or related allowance recorded as of March 31, 2015 and December 31, 2014.

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
			(In thousands)
At March 31, 2015

Impaired loans	$—	$—	$308	$308	$(7)

At December 31, 2014

Impaired loans	$—	$—	$310	$310	$(7)

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

Off-balance-sheet instruments: The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.  At March 31, 2015 and December 31, 2014, the fair value of commitments outstanding is not significant since fees charged are not material.

The estimated fair values and related carrying amounts of the Company’s financial instruments at March 31, 2015 and December 31, 2014 are as follows.

	March 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$7,223	$7,223	$—	$—	$7,223
Securities available for sale	21,530	—	21,530	—	21,530
Securities held to maturity	790	—	865	—	865
FHLB stock	2,907	2,907	—	—	2,907
Loans, net	231,362	—	—	232,088	232,088
Accrued interest receivable	751	751	—	—	751
Capitalized mortgage servicing rights	747	—	1,166	—	1,166

Financial liabilities:
Deposits	$189,866	$—	$190,332	$—	$190,332
Short-term FHLB advances	16,250	16,250	—	—	16,250
Long-term FHLB advances	29,600	—	29,884	—	29,884
Mortgagors’ escrow accounts	1,454	1,454	—	—	1,454
Accrued interest payable	56	56	—	—	56

	December 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$4,918	$4,918	$—	$—	$4,918
Securities available for sale	19,526	—	19,526	—	19,526
Securities held to maturity	837	—	916	—	916
FHLB stock	2,907	2,907	—	—	2,907
Loans held for sale	990	1,016	—	—	1,016
Loans, net	231,293	—	—	231,971	231,971
Accrued interest receivable	752	752	—	—	752
Capitalized mortgage servicing rights	834	—	1,335	—	1,335

Financial liabilities:
Deposits	$182,354	$—	$182,799	$—	$182,799
Short-term FHLB advances	30,000	30,000	—	—	30,000
Long-term FHLB advances	24,600	—	24,847	—	24,847
Mortgagors’ escrow accounts	1,194	1,194	—	—	1,194
Accrued interest payable	52	52	—	—	52

(9)           Equity Incentive Plans

At March 31, 2015 the Company had two equity incentive plans, the 2009 Equity Plan and the 2014 Equity Plan. Both plans were described more fully in Note 12 of the consolidated financial statements and notes thereto for the year ended December 31, 2014.

The following table presents the activity for the 2009 and 2014 Equity Plans for the three months ended March 31, 2015.

	Stock Options
	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	61,681	$12.13
Granted	30,000	$17.55

Outstanding at end of period	91,681	$13.91

Exercisable at end of period	36,823

Weighted average fair value of options granted during the period	$5.91

Options Outstanding			Options Exercisable
Number	Weighted-Average	Weighted	Number	Weighted
Outstanding	Remaining	Average	Exercisable	Average
as of 03/31/2015	Contractual Life	Exercise Price	as of 03/31/2015	Exercise Price

9,612	4.90 Years	$9.33	9,612	$9.33
10,551	5.90 Years	$9.55	9,290	$9.55
9,092	6.90 Years	$9.58	6,672	$9.58
15,316	7.90 Years	$14.00	7,106	$14.00
17,110	8.90 Years	$14.98	4,143	$14.98
30,000	9.90 Years	$17.55	—	$—
91,681	8.10 Years	$13.91	36,823	$10.97

	Non-vested
	Restricted Stock
	Number of Shares	Weighted Average Grant Date Value

Outstanding at beginning of year	37,071	$12.85
Granted	20,000	$17.55
Vested	(12,205)	$11.89
Forfeited	—	$—
Outstanding at end of period	44,866	$15.21

As of March 31, 2015, unrecognized share-based compensation expense related to non-vested options amounted to $302,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $675,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 3.7 and 3.6 years, respectively.

For the three months ended March 31, 2015, the Company recognized compensation expense for stock options of $18,000 with a related tax benefit of $2,000. The related tax benefit applies only to non-qualified stock options. For the three months ended March 31, 2015, the Company recognized compensation expense for restricted stock awards of $45,000 with a related tax benefit of $18,000.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects,” “subject,” and “believe,” “will,” “intends,” “will be” or “would.” These statements are subject to change based on various important factors (some of which are beyond the Company’s or the Bank’s control) and actual results may differ materially. Accordingly, readers should not place undue reliance on any forward-looking statements, which reflect management’s analysis of factors only as of the date of which they are given. These factors include general economic conditions, trends in interest rates, the ability of our borrowers to repay their loans, the ability of the Company or the Bank to effectively manage its growth, and results of regulatory examinations, among other factors. The foregoing list of important factors is not exclusive. Readers should carefully review the risk factors described in other documents the  Company files from time to time with the Securities and Exchange Commission, including Current Reports on Form 8-K.

Except as required by applicable law and regulation, the Company does not undertake — and specifically disclaims any obligation — to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

The Company’s results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and FHLB advances. The Company also generates non-interest income, primarily from fees and service charges and mortgage banking income. The Company’s non-interest expense primarily consists of employee compensation and benefits, occupancy and equipment expense, advertising, data processing, professional fees and other operating expenses.

We continued to maintain strong asset quality, as non-performing assets to total assets was 0.40% at March 31, 2015. Net income for the three months ended March 31, 2015 decreased $25,000, or 9.1% compared to the same period in 2014. The decrease in net income was driven by  the increase in the provision for loan losses and the decrease in non-interest income, partially offset by an increase in net interest and dividend income. Net interest and dividend income increased primarily due to an increase in average loans outstanding. The provision for loan losses totaled $27,000 for the three months ended March 31, 2015, compared to no provision for loan losses during the same period in 2014.  Non-interest income decreased $21,000, or 8.6%, primarily due to a decline in mortgage banking income. Mortgage banking income has declined, as the volume of residential loan sales has been negatively affected by a soft real estate market and lower loan refinancing volumes. The Company continues to focus on generating commercial loans, core deposit growth and increasing operating efficiencies, which we believe will build long-term stockholder value. To support the continued growth of our commercial loans, we opened a Loan Production Office (“LPO”) in southern New Hampshire during September 2014.

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

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Total assets increased $2.0 million, or 0.7%, to $273.0 million at March 31, 2015 from $271.0 million at December 31, 2014. The increase was primarily due to increases in cash and cash equivalents and securities available for sale, offset by decreases in loans held for sale and other assets.

Cash and cash equivalents increased 2.3 million, or 46.9%, to $7.2 million at March 31, 2015 from $4.9 million at December 31, 2014. This temporary increase resulted from the timing of normal cash flows.

Loans, net (excluding loans held for sale) increased $69,000 to $231.4 million at March 31, 2015 from $231.3 million at December 31, 2014, due primarily to an increase in commercial loans, partially offset by a decrease in residential mortgage loans and construction loans. Despite the current competitive market, we have decided to maintain our historically high underwriting standards instead of relaxing these standards, and we have not reduced loan rates below levels at which we could not operate profitably.  Commercial loans increased $3.8 million, or 3.7%, to $107.2 million at March 31, 2015 from $103.4 million at December 31, 2014, primarily due to a $1.7 million, or 2.8%, increase in commercial real estate loans, a $1.6 million, or 10.6%, increase in multi-family real estate loans and a $471,000, or 2.6%, increase in commercial business loans. Construction loans decreased by $2.7 million, or 9.2%, to $26.1 million at March 31, 2015 from $28.7 million at December 31, 2014, primarily due to a $2.9 million, or 26.5%, decrease in multi-family construction loans. The majority of our construction loans remain collateralized by residential real estate (81.2% at March 31, 2015 and 83.2% at December 31, 2014).  One- to four-family residential mortgage loans decreased $1.1 million, or 1.4%, to $83.1 million at March 31, 2015 from $84.2 million at December 31, 2014. Home equity loans increased $177,000, or 1.1%, to $16.7 million at March 31, 2015 from $16.5 million at December 31, 2014.

Our total securities portfolio increased $2.0 million, or 9.6%, to $22.3 million at March 31, 2015 from $20.4 million at December 31, 2014, as we invested primarily in available for sale mortgage-backed securities.

Deposits increased $7.5 million, or 4.1%, to $189.9 million at March 31, 2015 from $182.4 million at December 31, 2014. Money market accounts increased $3.5 million, or 6.7%, NOW accounts increased $1.3 million, or 4.4%, savings accounts increased $653,000, or 4.6%, and demand deposits increased $465,000, or 1.7%. Certificates of deposit increased $1.5 million, or 4.1%, as an increase of $3.5 million, or

12.1%, in funds gathered through the use of a deposit listing service was partially offset by a decrease in retail certificates of deposit of $2.0 million, or 6.5%. Management continues to focus on the generation of core checking accounts.

Total FHLB advances decreased $8.8 million, or 16.0%, to $45.9 million at March 31, 2015 compared to $54.6 million at December 31, 2014. Short-term advances decreased $13.8 million and long-term advances increased $5.0 million during the three months ended March 31, 2015.  Management continued to extend the maturities of our short-term FHLB advances, reflecting expectations that short-term rates will increase in the near-term.

Stockholders’ equity increased $262,000, or 0.9%, to $31.0 million at March 31, 2015 from $30.7 million at December 31, 2014. The increase resulted primarily from net income of $250,000 for the three months ended March 31, 2015 and other comprehensive income, partially offset by dividend payments. The other comprehensive income, net of taxes, of $45,000 reflects the change in net unrealized gains/losses, net of taxes, on securities available for sale from a net unrealized gain of $143,000 at December 31, 2014 to a net unrealized gain of $188,000 at March 31, 2015. Dividend payments totaled $73,000 for the three months ended March 31, 2015.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At		At
	March 31,		December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$83,059	35.60%	$84,199	36.12%
Home equity loans and lines of credit	16,676	7.15	16,499	7.08
Total residential mortgage loans	99,735	42.75	100,698	43.20

Commercial loans:
One- to four-family investment property	8,355	3.58	8,345	3.58
Multi-family real estate	16,607	7.12	15,020	6.44
Commercial real estate	63,942	27.41	62,227	26.69
Commercial business	18,309	7.85	17,838	7.65
Total commercial loans	107,213	45.96	103,430	44.36

Construction loans:
One- to four-family	13,194	5.65	13,056	5.60
Multi-family	7,972	3.42	10,842	4.65
Non-residential	4,907	2.10	4,828	2.07
Total construction loans	26,073	11.17	28,726	12.32

Consumer	280	0.12	289	0.12

Total loans	233,301	100.00%	233,143	100.00%

Other items:
Net deferred loan costs	317		379
Allowance for loan losses	(2,256)		(2,229)

Total loans, net	$231,362		$231,293

Asset Quality. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due and/or on non-accrual status are generally considered non-performing assets.

	At March 31,	At December 31,
	2015	2014
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$961	$951
Commercial loans	135	—
Construction loans	—	—
Consumer	—	2

Total non-accrual loans	1,096	953

Non-performing restructured loans	—	—

Total non-performing loans	1,096	953

Other real estate owned	—	—

Total non-performing assets	$1,096	$953

Ratios:
Non-performing loans to total loans	0.47%	0.41%
Non-performing assets to total assets	0.40%	0.35%
Allowance for loan losses to non-performing loans	205.84%	233.89%

Total delinquent loans decreased $1.3 million, from $1.6 million at December 31, 2014 to $346,000 at March 31, 2015, primarily in residential one- to four-family loans.

Non-performing assets increased $143,000 to $1.1 million at March 31, 2015 compared to $1.0 million at December 31, 2014. The increase was related to the restructuring of two commercial business loans to the same borrower. All of the non-performing assets at March 31, 2015 were current loans, which were classified as non-performing until consistent loan payment history is established. Total non-performing assets represented 0.40% of total assets at March 31, 2015 compared to 0.35% of total assets at December 31, 2014.

Loans classified as substandard increased $135,000 to $2.0 million at March 31, 2015 from $1.9 million at December 31, 2014. The increase in substandard loans was primarily due to the restructuring of two commercial business loans to the same borrower.

The allowance for loan losses increased $27,000 to $2.3 million at March 31, 2015 primarily due to the change in the mix of the loan portfolio. Loan charge-offs were $1,000 and recoveries were $1,000 for the three months ended March 31, 2015, as compared to loan charge-offs of $211,000 and no loan recoveries for the same period in 2014. The allowance represented 0.97% of total loans at March 31, 2015 and 0.96% of total loans at December 31, 2014. At these levels, the allowance for loan losses as a percentage of non-performing loans was 205.84% at March 31, 2015 and 233.89% at December 31, 2014.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General. Net income decreased $25,000, or 9.1%, to $250,000 for the three months ended March 31, 2015, compared to net income of $275,000 for the three months ended March 31, 2014. The decrease in net income was caused by a decrease in non-interest income and an increase in the provision for loan losses, partially offset by an increase in net interest and dividend income.

Interest and Dividend Income. Interest and dividend income increased $88,000, or 3.2%, to $2.9 million for the three months ended March 31, 2015, primarily due to an increase in interest income on loans. Interest income on loans increased $85,000, or 3.2%, to $2.7 million for the three months ended March 31, 2015, due to a $4.9 million, or 2.2%, increase in the average balance of loans and by a five basis point increase in yield to 4.66% for the three months ended March 31, 2015 from 4.61% for the three months ended March 31, 2014.

Interest and dividend income on investment securities increased $2,000, or 1.5%, to $139,000 for the three months ended March 31, 2015 from $137,000 for the three months ended March 31, 2014, due to a $1.0 million, or 4.6%, increase in the average balance of investment securities for the three months ended March 31, 2015, partially offset by an eight basis point decrease in yield to 2.41% for the three months ended March 31, 2015 from 2.49% for the three months ended March 31, 2014. The increase in investment securities was in residential mortgage-backed securities.

Interest Expense. Interest expense increased $59,000, or 17.4%, to $398,000 for the three months ended March 31, 2015 from $339,000 for the three months ended March 31, 2014. Interest expense on deposits increased $42,000, or 21.6%, to $236,000 for the three months ended March 31, 2015 from $194,000 for the three months ended March 31, 2014, due to an increase in the average balance of interest-bearing deposits of $5.2 million, or 3.4%, to $158.8 million for the three months ended March 31, 2015 from $153.6 million for the three months ended March 31, 2014 and by an increase in the average rate we paid on interest-bearing deposits to 0.59% for the three months ended March 31, 2015 compared to 0.51% for the three months ended March 31, 2014.  The increase in interest expense on deposits was primarily due to money market deposits.  Interest expense on money market deposits increased $36,000, or 314.8%, to $48,000 for the three months ended March 31, 2015 from $12,000 for the three months ended March 31, 2014 due to an increase in the average balance in money market deposits of $10.3 million, or 23.7%, to $53.7 million for the three months ended March 31, 2015 from $43.4 million for the same period in 2014 and by an increase in the average rate we paid on money market deposits to 0.36% for the three months ended March 31, 2015 compared to 0.11% for the same period in 2014. We began to promote a new money market product during the second half of 2014.

Interest expense on FHLB advances increased $17,000, or 11.7%, to $162,000 for the three months ended March 31, 2015 from $145,000 for the three months ended March 31, 2014. The increase was primarily due to the average rate we paid, which increased nineteen basis points to 1.25% for the three months ended March 31, 2015 compared to 1.06% for the three months ended March 31, 2014, partially offset by a $2.8 million, or 5.1%, decrease in the average outstanding balance of advances to $51.8 million for the three months ended March 31, 2015 from $54.6 million for the three months ended March 31, 2014. The average outstanding balance of long-term advances increased $6.3 million, or 28.0%, to $28.8 million for the three months ended March 31, 2015 from $22.5 million for the three months ended March 31, 2014 and the average outstanding balance of short-term advances decreased $9.1 million, or 28.4%, to $23.0 million for the three months ended March 31, 2015 from $32.1 million for the same period in 2014, as we continued to extend the maturities of our short-term FHLB advances, reflecting expectations that short-term rates will increase in the near-term.

Net Interest and Dividend Income. Net interest and dividend income increased $29,000, or 1.2%, to $2.5 million for the three months ended March 31, 2015 compared to $2.4 million for the three months ended March 31, 2014. The increase in net interest income was primarily the result of a $5.3 million, or 11.5%, increase in net average interest-earning assets to $51.2 million for the three months ended March 31, 2015, from $45.9 million for the same period in 2014, partially offset by a six basis point decrease in net interest margin to 3.76% for the three months ended March 31, 2015 compared to 3.82% for the same period in 2014. Our net interest margin may compress in the future due to competitive pricing in our market area and due to a rising interest rate environment.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several quantitative and qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we recorded a $27,000 provision for loan losses for the three months ended March 31, 2015 compared to no provision being recorded for the three months ended March 31, 2014. We recorded $1,000 in loan charge-offs and $1,000 in loan recoveries during the three months ended March 31, 2015, compared to $211,000 in loan charge-offs and no loan recoveries during the three months ended March 31, 2014. The allowance for loan losses was $2.3 million, or 0.97%, of total loans and 205.84% of non-performing loans at March 31, 2015, compared to an allowance for loan losses of $2.2 million, or 0.96%, of total loans and 233.89% of non-performing loans at December 31, 2014. For additional information please refer to Note 6 Loans and Servicing.

Non-interest Income. Non-interest income decreased $21,000, or 8.6%, to $222,000 for the three months ended March 31, 2015 from $243,000 for the three months ended March 31, 2014, primarily due to a decrease in mortgage banking income. Mortgage banking income decreased $20,000, or 47.6%, to $22,000 for the three months ended March 31, 2015 from $42,000 for the three months ended March 31, 2014.  Based on a change in our business strategy, we no longer intend to expand our residential mortgage banking operation.

Non-interest Expense. Non-interest expense increased $17,000, or 0.8%, to $2.3 million for the three months ended March 31, 2015 compared to $2.2 million for the same period in 2014. Salaries and benefits expense decreased $11,000, or 0.9%. Occupancy and equipment expense increased $26,000, or 10.3%, primarily due to expenses associated with our LPO which opened in September 2014. Data processing expenses decreased $12,000, or 7.0%, primarily due to a reduction in one-time implementation fees expensed during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Professional fees decreased $22,000, or 15.3%, primarily due to a reduction in legal expenses. Other general and administrative expenses increased $37,000, or 12.4%, and included $38,000 related to a legal settlement with a customer and $37,000 in recruitment expenses related to the hiring of additional commercial lending staff, partially offset by a $21,000 reduction in losses associated with fraudulent debit card transactions..

Income Tax Expense. The income before income taxes of $399,000 resulted in income tax expense of $149,000 for the three months ended March 31, 2015, compared to income before income taxes of $435,000 resulting in an income tax expense of $160,000 for the three months ended March 31, 2014. The effective income tax rate was 37.3% for the three months ended March 31, 2015 compared to 36.8% for the three months ended March 31, 2014.

Average Balance Sheet. The following table sets forth certain information regarding the Company’s average balance sheet for the periods indicated, including the average annualized yields on its interest-earning assets and the average annualized costs of its interest-bearing liabilities. Average yields are calculated by dividing the annualized interest and dividend income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the annualized interest expense produced by the average balance of interest-bearing liabilities. The average balances for the period are derived from average balances that are calculated daily. The average annualized yields and costs include fees that are considered adjustments to such average yields and costs.

	Three Months Ended March 31,
	2015			2014
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$233,216	$2,715	4.66%	$228,282	$2,630	4.61%
Investment securities (1)	23,055	147	2.55%	22,032	145	2.63%
Short-term investments	5,513	2	0.15%	3,796	1	0.11%
Total interest-earning assets	261,784	2,864	4.38%	254,110	2,776	4.37%
Non-interest-earning assets	8,448	—		9,289	—
Total assets	$270,232	2,864		$263,399	2,776

Interest-bearing liabilities:
Savings deposits	$14,608	1	0.03%	$14,314	1	0.03%
NOW accounts	30,663	19	0.25%	30,815	14	0.18%
Money market accounts	53,729	48	0.36%	43,430	12	0.11%
Certificates of deposit	59,781	168	1.12%	65,023	167	1.03%
Total interest-bearing deposits	158,781	236	0.59%	153,582	194	0.51%
FHLB advances	51,783	162	1.25%	54,588	145	1.06%
Total interest-bearing liabilities	210,564	398	0.76%	208,170	339	0.65%
Non-interest-bearing liabilities:
Demand deposits	26,486			23,529
Other non-interest-bearing liabilities	3,052			2,805
Total liabilities	240,102			234,504
Stockholders’ equity	30,130			28,895
Total liabilities and stockholders’ equity	$270,232			$263,399
Net interest-earning assets (3)	$51,220			$45,940
Fully tax-equivalent net interest income		2,466			2,437

Less: tax-equivalent adjustments		(8)			(8)
Net interest income		$2,458			$2,429
Net interest rate spread (1)(4)			3.62%			3.72%
Net interest margin (1)(5)			3.77%			3.84%
Average of interest-earning assets to interest-bearing liabilities			124.33%			122.07%

(1)         Interest and yield on investment securities, interest rate spread and net interest margin, are presented on a tax-equivalent basis. Tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of income.  For the three months ended March 31, 2015 and 2014 the yield on investment securities before tax-equivalent adjustments was 2.41% and 2.49%, respectively, and the yield on total interest-earning assets was 4.36% and 4.36%, respectively. Net interest rate spread before tax-equivalent adjustments for the three months ended March 31, 2015 and 2014 was 3.60% and 3.71%, respectively, while net interest margin before tax-equivalent adjustments was 3.76% and 3.82%, respectively.

(2)         Includes loans held for sale.

(3)         Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)         Net interest rate spread represents the difference between the tax-equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.

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

	For the Three Months Ended March 31, 2015
	Compared to the Three Months Ended
	March 31, 2014
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$57	$28	$85
Investment securities (1)	7	(5)	2
Short-term investments	—	1	1

Total interest-earning assets	64	24	88

Interest-bearing liabilities:
Savings deposits	—	—	—
NOW accounts	—	5	5
Money market accounts	3	33	36
Certificates of deposit	(13)	14	1

Total interest-bearing deposits	(10)	52	42

FHLB advances	(7)	24	17

Total interest-bearing liabilities	(17)	76	59

Change in net interest income	$81	$(52)	$29

(1)         Municipal securities income and net interest income are presented on a tax-equivalent basis using a tax rate of 34% resulting in an adjustment of $8,000 for the three months ended March 31, 2015 and 2014.

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

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities. The excess cash and cash equivalent balances are expected to be used to fund increases in loans and securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2015, cash and cash equivalents totaled $7.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $21.5 million at March 31, 2015. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $136.5 million. At March 31, 2015, we had $45.9 million in FHLB advances outstanding, $31.3 million in certificates of deposit obtained through a listing service and $1.2 million in brokered certificates of deposit, allowing the Company access to an additional $58.1 million in wholesale funds based on policy guidelines.

At March 31, 2015 we had $6.0 million in loan commitments outstanding. In addition to commitments to originate loans, we had $35.5 million in unadvanced funds to borrowers

At March 31, 2015 we had $1.0 million in outstanding irrevocable stand-by letters of credit.  These letters of credit, which have terms of twelve months, collateralize specific municipal deposits.  The fair value of these letters of credit approximate contract values based on the nature of the fee arrangements with the FHLB.

Certificates of deposit due within one year of March 31, 2015 totaled $24.6 million, or 13.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits or other advances than we currently pay on the certificates of deposit due on or before March 31, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

Our primary investing activities are the origination and purchase of loans and the purchase of securities. During the three months ended March 31, 2015, we originated $15.1 million in loans.

Financing activities consist primarily of activity in deposit accounts, FHLB advances and to a lesser extend the sale of residential mortgages. We experienced a net increase in total deposits of $7.5 million for the three months ended March 31, 2015. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. FHLB advances reflected a net decrease of $8.8 million during the three months ended March 31, 2015. FHLB advances have primarily been used to fund loan demand and deposit outflows. We sold $2.1 million in conforming residential mortgage loans for the three months ended March 31, 2015.

Capital Management.

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that has revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions.  The final rule was effective January 1, 2015.  The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

At March 31, 2015, Georgetown Bank met each of its capital requirements and was considered “well-capitalized”, and also met each of its capital requirements on a fully phased-in basis.

Off-Balance Sheet Arrangements.        For the three months ended March 31, 2015, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 1A. Risk Factors

Other than as set forth in prior filings with the Securities and Exchange Commission or this Quarterly Report on Form 10-Q, there have been no material changes to the Risk Factors set forth in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 30, 2015.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable.

b) Not applicable.

c) The following table presents a summary of the Company’s share repurchases during the quarter ended March 31, 2015.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Program (1)	Program (1)
January 1 through January 31, 2015	0	$0.00	0	32,973
February 1 through February 28, 2015	3,091	$17.55	0	32,973
March 1 through March 31, 2015	0	$0.00	0	32,973

(1) On July 23, 2013 the Company announced that its Board of Directors had authorized a second stock repurchase program pursuant to which the Company intends to purchase up to approximately 5.0% of its then issued and outstanding shares, or up to 93,765 shares. The repurchase program has no expiration date.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

a)  Not applicable.

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

101      The following financial statements from Georgetown Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 12, 2015, formatted in XBRL: (1) Consolidated Statements of Financial Condition, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, (6) Notes to Consolidated Financial Statements.

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

GEORGETOWN BANCORP, INC.
(Registrant)

Date: May 12, 2015	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2015	/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)