Form 10-Q
period 2015-06-30
Georgetown Bancorp, Inc.
filed 2015-08-14
CIK 1542299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 1,827,924 shares outstanding as of August 7, 2015.

Form 10-Q

GEORGETOWN BANCORP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At	At
	June 30,	December 31,
	2015	2014
	(Unaudited)
	(In thousands, except share data)

ASSETS

Cash and due from banks	$3,609	$2,382
Short-term investments	2,274	2,536
Total cash and cash equivalents	5,883	4,918

Securities available for sale, at fair value	20,566	19,526
Securities held to maturity, at amortized cost	726	837
Federal Home Loan Bank stock, at cost	2,907	2,907
Bankers Bank Northeast stock, at cost	60	—
Loans held for sale	—	990
Loans, net of allowance for loan losses of $2,234 at June 30, 2015 and $2,229 at December 31, 2014	232,431	231,293
Premises and equipment, net	3,616	3,819
Accrued interest receivable	757	752
Bank-owned life insurance	3,049	2,999
Other assets	1,725	2,979
Total assets	$271,720	$271,020

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$195,259	$182,354
Short-term Federal Home Loan Bank advances	14,250	30,000
Long-term Federal Home Loan Bank advances	28,100	24,600
Mortgagors’ escrow accounts	1,169	1,194
Accrued expenses and other liabilities	2,045	2,160
Total liabilities	240,823	240,308

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value per share: 50,000,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value per share: 100,000,000 shares authorized; 1,827,924 shares issued at June 30, 2015 and 1,827,131 shares issued at December 31, 2014	18	18
Additional paid-in capital	19,301	19,245
Retained earnings	13,049	12,593
Accumulated other comprehensive income	26	143
Unearned compensation - ESOP (83,266 shares unallocated at June 30, 2015 and 86,886 shares unallocated at December 31, 2014)	(877)	(918)
Unearned compensation - Restricted stock (44,866 shares non-vested at June 30, 2015 and 37,071 shares non-vested at December 31, 2014)	(620)	(369)
Total stockholders’ equity	30,897	30,712

Total liabilities and stockholders’ equity	$271,720	$271,020

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)

Interest and dividend income:
Loans, including fees	$2,733	$2,623	$5,448	$5,253
Securities	146	151	286	288
Short-term investments	2	1	4	2
Total interest and dividend income	2,881	2,775	5,738	5,543

Interest expense:
Deposits	249	210	485	404
Short-term Federal Home Loan Bank advances	7	14	21	29
Long-term Federal Home Loan Bank advances	152	140	301	270
Total interest expense	408	364	807	703

Net interest and dividend income	2,473	2,411	4,931	4,840
Provision for loan losses	—	—	27	—
Net interest and dividend income, after provision for loan losses	2,473	2,411	4,904	4,840

Non-interest income:
Customer service fees	181	164	350	334
Mortgage banking income, net	29	81	51	124
Income from bank-owned life insurance	25	25	50	50
Net gain on sale of other real estate owned	—	8	—	8
Other	8	5	14	10
Total non-interest income	243	283	465	526

Non-interest expenses:
Salaries and employee benefits	1,210	1,177	2,438	2,416
Occupancy and equipment expenses	253	243	531	495
Data processing expenses	165	145	325	316
Professional fees	120	125	242	270
Advertising expenses	88	88	176	176
FDIC insurance	42	42	84	85
Other general and administrative expenses	264	279	600	578
Total non-interest expenses	2,142	2,099	4,396	4,336

Income before income taxes	574	595	973	1,030

Income tax provision	211	221	360	381

Net income	$363	$374	$613	$649

Weighted-average number of common shares outstanding:
Basic	1,751,698	1,740,806	1,749,765	1,739,671
Diluted	1,758,442	1,743,531	1,758,672	1,744,107

Earnings per share:
Basic	$0.21	$0.21	$0.35	$0.37
Diluted	$0.21	$0.21	$0.35	$0.37

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)

Net income	$363	$374	$613	$649

Net unrealized (loss) gain on securities available for sale	(251)	384	(180)	657
Income tax benefit (provision)	89	(137)	63	(235)
Other comprehensive (loss) income, net of tax	(162)	247	(117)	422

Comprehensive income	$201	$621	$496	$1,071

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation-	Compensation-
	Stock	Capital	Earnings	Income (Loss)	ESOP	Restricted Stock	Total
	(In thousands)

Balance at December 31, 2013	$18	$19,212	$11,388	$(389)	$(1,001)	$(286)	$28,942

Net income	—	—	649	—	—	—	649
Other comprehensive income	—	—	—	422	—	—	422
Cash dividends paid ($0.0825 per share)	—	—	(150)	—	—	—	(150)
Repurchased stock related to buyback program (17,000 shares)	—	(252)	—	—	—	—	(252)
Common stock held by ESOP allocated or committed to be allocated (3,620 shares)	—	14	—	—	41	—	55
Restricted stock granted in connection with equity incentive plan (22,000 shares)	—	329	—	—	—	(329)	—
Purchased stock related to vested restricted stock (2,417 shares)	—	(36)	—	—	—	—	(36)
Forfeiture of restricted stock (7,005 shares)	—	(91)	—	—	—	91	—
Exercise of stock options (3,263 shares)	—	34	—	—	—	—	34
Purchased shares from cashless exercise of options (2,175 shares)	—	(33)	—	—	—	—	(33)
Share based compensation - options	—	17	—	—	—	—	17
Share based compensation - restricted stock	—	—	—	—	—	52	52

Balance at June 30, 2014	$18	$19,194	$11,887	$33	$(960)	$(472)	$29,700

Balance at December 31, 2014	$18	$19,245	$12,593	$143	$(918)	$(369)	$30,712

Net income	—	—	613	—	—	—	613
Other comprehensive loss	—	—	—	(117)	—	—	(117)
Cash dividends paid ($0.09 per share)	—	—	(157)	—	—	—	(157)
Repurchased stock related to buyback program (17,000 shares)	—	(315)	—	—	—	—	(315)
Common stock held by ESOP allocated or committed to be allocated (3,620 shares)	—	24	—	—	41	—	65
Restricted stock granted in connection with equity incentive plans (20,000 shares)	—	351	—	—	—	(351)	—
Purchased stock related to vested restricted stock (3,091 shares)	—	(54)	—	—	—	—	(54)
Exercise of stock options (884 shares)	—	8	—	—	—	—	8
Share based compensation - options	—	42	—	—	—	—	42
Share based compensation - restricted stock	—	—	—	—	—	100	100

Balance at June 30, 2015	$18	$19,301	$13,049	$26	$(877)	$(620)	$30,897

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$613	$649
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	27	—
Amortization of securities, net	61	62
Net change in deferred loan fees and costs	94	(73)
Depreciation and amortization expense	191	160
(Increase) decrease in accrued interest receivable	(5)	4
Income from bank-owned life insurance	(50)	(50)
Stock-based compensation expense	207	124
Gain on sales of loans	(36)	(48)
Loans originated for sale	(1,334)	(10,579)
Proceeds from sales of loans, net of repurchases	2,360	9,558
Gain on sale of other real estate owned	—	(8)
Net change in other assets and liabilities	1,202	267
Net cash provided by operating activities	3,330	66

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	1,258	886
Purchases	(2,544)	(2,558)
Maturities, prepayments and calls of securities held to maturity	116	146
Purchase of Bankers Bank Northeast stock	(60)	—
Loan principal collections (originations), net	1,184	(421)
Principal balance of loans purchased	(2,443)	—
Purchase of premises and equipment	(65)	(206)
Proceeds from sale of other real estate owned	—	8
Proceeds from sale of premises and equipment	77	—
Net cash used in investing activities	(2,477)	(2,145)

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(concluded)

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
Cash flows from financing activities:
Net change in deposits	12,905	4,503
Net change in Federal Home Loan Bank advances with maturities of three months or less	(15,750)	(6,075)
Proceeds from Federal Home Loan Bank advances with maturities greater than three months	5,000	2,500
Repayments of Federal Home Loan Bank advances with maturities greater than three months	(1,500)	(500)
Net change in mortgagors’ escrow accounts	(25)	94
Repurchase of common stock	(369)	(321)
Cash dividends paid on common stock	(157)	(150)
Exercise of stock options	8	34
Net cash provided by financing activities	112	85

Net change in cash and cash equivalents	965	(1,994)

Cash and cash equivalents at beginning of period	4,918	6,295

Cash and cash equivalents at end of period	$5,883	$4,301

Supplementary information:
Interest paid on deposit accounts	$483	$402
Interest paid on advances	323	296
Income taxes paid	604	291

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)           Basis of Presentation

The accompanying unaudited financial statements of Georgetown Bancorp, Inc., a Maryland corporation, (the “Company”) were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and six-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2014 Consolidated Financial Statements presented in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 30, 2015. The consolidated financial statements include the accounts of Georgetown Bank (the “Bank”) and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes.  Actual results may differ from those estimates and such differences could be material to the financial statements.

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

Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)

Net income available to common stockholders	$363	$374	$613	$649

Basic common shares:
Weighted average shares outstanding	1,791,270	1,787,851	1,792,537	1,789,851
Less: Weighted average unallocated ESOP shares	(84,440)	(91,680)	(85,345)	(92,585)
Add: Weighted average unvested restricted shares with non-forfeitable dividend rights	44,868	44,635	42,573	42,405
Basic weighted average common shares outstanding	1,751,698	1,740,806	1,749,765	1,739,671

Dilutive potential common shares	6,744	2,725	8,907	4,436

Diluted weighted average common shares outstanding	1,758,442	1,743,531	1,758,672	1,744,107

Basic earnings per share	$0.21	$0.21	$0.35	$0.37

Diluted earnings per share	$0.21	$0.21	$0.35	$0.37

Options to purchase 90,797 shares, representing all outstanding options, were included in the computation of diluted earnings per share for the three and six months ended June 30, 2015.  Options to purchase 64,244 shares, representing all outstanding options, were included in the computation of diluted earnings per share for the three and six months ended June 30, 2014.

(4)           Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards.  The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.   For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  However, in July 2015, the FASB voted to approve deferring the effective date by one year (i.e. interim and annual reporting periods beginning after December 15, 2017).  Early adoption is permitted, but not before the original effective date (i.e. interim and annual reporting periods beginning after December 15, 2016).  The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

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

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).”  The objective of this update is to address the diversity in practice related to how certain investments measured at net asset value with redemption dates in the future are categorized within the fair value hierarchy. The amendments in this update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient.  Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

(5)           Securities

A summary of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
At June 30, 2015

Securities available for sale

State and municipal	$2,434	$50	$(11)	$2,473

Residential mortgage-backed securities	18,088	135	(130)	18,093

Total securities available for sale	$20,522	$185	$(141)	$20,566

Securities held to maturity

Residential mortgage-backed securities	$726	$62	$—	$788

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
At December 31, 2014

Securities available for sale

State and municipal	$2,458	$54	$(5)	$2,507

Residential mortgage-backed securities	16,844	234	(59)	17,019

Total securities available for sale	$19,302	$288	$(64)	$19,526

Securities held to maturity

Residential mortgage-backed securities	$837	$79	$—	$916

All residential mortgage-backed securities have been issued by government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2015 is as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Afer five years through ten years	$272	$280	$—	$—
Over ten years	2,162	2,193	—	—
	2,434	2,473	—	—
Residential mortgage-backed securities	18,088	18,093	726	788

	$20,522	$20,566	$726	$788

There were no sales of securities for the six months ended June 30, 2015 and 2014.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position, is as follows.

	Less Than Twelve Months		Twelve Months or Greater
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In thousands)
At June 30, 2015

Securities available for sale

State and municipal	$—	$—	$508	$(11)

Residential mortgage-backed securities	2,184	(6)	5,114	(124)

Total temporarily impaired securities	$2,184	$(6)	$5,622	$(135)

At December 31, 2014

Securities available for sale

State and municipal	$—	$—	$805	$(5)

Residential mortgage-backed securities	—	—	5,456	(59)

Total temporarily impaired securities	$—	$—	$6,261	$(64)

Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

At June 30, 2015, six securities classified as available for sale had an unrealized loss with aggregate depreciation of 1.77% from the securities’ amortized cost basis.  The unrealized losses on the Company’s investments in state and municipal bonds and residential mortgage backed securities were primarily caused by changes in interest rates and not by credit quality.  Many of these investments are guaranteed by the U.S. Government or its agencies and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be OTTI.

(6)           Loans and Servicing

Loans

A summary of loans is as follows:

	At		At
	June 30,		December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$79,990	34.13%	$84,199	36.12%
Home equity loans and lines of credit	17,030	7.27	16,499	7.08
Total residential mortgage loans	97,020	41.40	100,698	43.20

Commercial loans:
One- to four-family investment property	8,588	3.66	8,345	3.58
Multi-family real estate	20,997	8.96	15,020	6.44
Commercial real estate	60,323	25.74	62,227	26.69
Commercial business	17,693	7.55	17,838	7.65
Total commercial loans	107,601	45.91	103,430	44.36

Construction loans:
One- to four-family	14,868	6.34	13,056	5.60
Multi-family	8,491	3.62	10,842	4.65
Non-residential	6,140	2.62	4,828	2.07
Total construction loans	29,499	12.58	28,726	12.32

Consumer	260	0.11	289	0.12

Total loans	234,380	100.00%	233,143	100.00%

Other items:
Net deferred loan costs	285		379
Allowance for loan losses	(2,234)		(2,229)

Total loans, net	$232,431		$231,293

An analysis of the allowance for loan losses for the six months ended June 30, 2015 and 2014 and at June 30, 2015 and December 31, 2014 is below. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
	One- to four-family	Home equity loans and lines of credit	One- to four- family investment property	Multi-family real estate	Commercial real estate	Commercial business	One- to four- family	Multi-family	Non- residential	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses

Six months ended June 30, 2015
Beginning Balance	$273	$249	$46	$113	$943	$311	$117	$97	$77	$3	$—	$2,229
Charge-offs	—	—	—	—	—	(22)	—	—	—	(3)	—	(25)
Recoveries	—	1	—	—	—	—	—	—	—	2	—	3
(Benefit) provision	(78)	7	7	44	(25)	18	13	(26)	17	1	49	27
Ending Balance	$195	$257	$53	$157	$918	$307	$130	$71	$94	$3	$49	$2,234

Six months ended June 30, 2014
Beginning Balance	$284	$274	$61	$108	$1,056	$291	$133	$66	$63	$15	$45	$2,396
Charge-offs	—	(14)	—	—	(211)	—	—	—	—	(1)	—	(226)
Recoveries	—	1	—	—	—	—	—	—	—	1	—	2
(Benefit) provision	(2)	(28)	(9)	(5)	(3)	(7)	(23)	19	5	(5)	58	—
Ending Balance	$282	$233	$52	$103	$842	$284	$110	$85	$68	$10	$103	$2,172

At June 30, 2015

Allowance for loan losses
Individually evaluated for impairment	$7	$—	$7	$—	$—	$—	$—	$—	$—	$—	$—	$14
Collectively evaluated for impairment	188	257	46	157	918	307	130	71	94	3	49	2,220
	$195	$257	$53	$157	$918	$307	$130	$71	$94	$3	$49	$2,234

Loans
Individually evaluated for impairment	$314	$26	$89	$—	$292	$—	$—	$—	$—	$—	$—	$721
Collectively evaluated for impairment	79,676	17,004	8,499	20,997	60,031	17,693	14,868	8,491	6,140	260	—	233,659
	$79,990	$17,030	$8,588	$20,997	$60,323	$17,693	$14,868	$8,491	$6,140	$260	$—	$234,380

At December 31, 2014

Allowance for loan losses
Individually evaluated for impairment	$7	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$7
Collectively evaluated for impairment	266	249	46	113	943	311	117	97	77	3	—	2,222
	$273	$249	$46	$113	$943	$311	$117	$97	$77	$3	$—	$2,229

Loans
Individually evaluated for impairment	$317	$27	$—	$—	$295	$—	$—	$—	$—	$—	$—	$639
Collectively evaluated for impairment	83,882	16,472	8,345	15,020	61,932	17,838	13,056	10,842	4,828	289	—	232,504
	$84,199	$16,499	$8,345	$15,020	$62,227	$17,838	$13,056	$10,842	$4,828	$289	$—	$233,143

The following is a summary of past-due and non-accrual loans at June 30, 2015 and December 31, 2014. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
At June 30, 2015

Residential loans:
One- to four-family	$—	$781	$—	$781	$79,209	$79,990	$—	$959
Home equity loans and lines of credit	12	—	—	12	17,018	17,030	—	—

Commercial loans:
One- to four-family investment property	—	—	—	—	8,588	8,588	—	—
Multi-family real estate	—	—	—	—	20,997	20,997	—	—
Commercial real estate	292	—	—	292	60,031	60,323	—	—
Commercial business	18	—	—	18	17,675	17,693	—	—

Construction loans:
One- to four-family	—	—	—	—	14,868	14,868	—	—
Multi-family	—	—	—	—	8,491	8,491	—	—
Non-residential	—	—	—	—	6,140	6,140	—	—

Consumer	—	—	—	—	260	260	—	—

Total	$322	$781	$—	$1,103	$233,277	$234,380	$—	$959

At December 31, 2014

Residential loans:
One- to four-family	$—	$620	$641	$1,261	$82,938	$84,199	$—	$951
Home equity loans and lines of credit	38	13	—	51	16,448	16,499	—	—

Commercial loans:
One- to four-family investment property	—	—	—	—	8,345	8,345	—	—
Multi-family real estate	—	—	—	—	15,020	15,020	—	—
Commercial real estate	295	—	—	295	61,932	62,227	—	—
Commercial business	—	—	—	—	17,838	17,838	—	—

Construction loans:
One- to four-family	—	—	—	—	13,056	13,056	—	—
Multi-family	—	—	—	—	10,842	10,842	—	—
Non-residential	—	—	—	—	4,828	4,828	—	—

Consumer	—	—	2	2	287	289	—	2

Total	$333	$633	$643	$1,609	$231,534	$233,143	$—	$953

The following is an analysis of impaired loans at June 30, 2015 and December 31, 2014.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
(In thousands)

At June 30, 2015

Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$—	$—	$—	$—	$—
Home equity loans and lines of credit	26	26	—	26	—
Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	292	292	—	293	9
Commercial business	—	—	—	138	9

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—
Total impaired with no related allowance	$318	$318	$—	$457	$18

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$314	$314	$7	$315	$8
Home equity loans and lines of credit	—	—	—	—	—

Commercial loans:
One- to four-family investment property	89	89	7	26	1
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—
Total with an allowance recorded	$403	$403	$14	$341	$9

At December 31, 2014

Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$—	$—	$—	$—	$—
Home equity loans and lines of credit	27	27	—	28	1

Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	295	295	—	298	18
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—
Total impaired with no related allowance	$322	$322	$—	$326	$19

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$317	$317	$7	$319	$16
Home equity loans and lines of credit	—	—	—	123	—

Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	426	8
Commercial business	—	—	—	—	—

Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—

Consumer	—	—	—	—	—
Total with an allowance recorded	$317	$317	$7	$868	$24

The Company had two commercial business loans totaling $235,000 guaranteed by two individuals. During the six months ended June 30, 2015, the business was sold and net proceeds of $100,000 were applied to the outstanding balances leaving a combined deficiency or pre-modification balance of $135,000. The $135,000 balance was modified into two loans held individually by the personal guarantors of the original loans on a pro-rated basis based on their respective ownership percentages. The first loan had a $45,000 balance and the borrower made a $22,500 cash payment and the remaining $22,500 balance was charged off to the allowance for loan losses resulting in a post-modification balance of zero.  The remaining balance was modified into a one- to four-family investment property loan with a post modification balance of $90,000.  The troubled debt restructure (“TDR”) did not result in a material impact to the allowance for loan losses.  There is no commitment to lend additional funds to the borrowers whose loans were modified during the six months ended June 30, 2015. There were no loan modifications made that resulted in a TDR during the six months ended June 30, 2014.

At June 30, 2015 and December 31, 2014, there were no TDR loans in default of their modified terms.

The following table represents the Company’s loans by risk rating at June 30, 2015 and December 31, 2014. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
	One- to four- family	Home equity loans and lines of credit	One- to four- family investment property	Multi-family real estate	Commercial real estate	Commercial business	One- to four- family	Multi-family	Non- residential	Consumer	Total
	(In thousands)
At June 30, 2015

Classification:
Not formally rated	$78,107	$17,030	$—	$—	$—	$—	$—	$—	$—	$260	$95,397
Pass	—	—	8,499	20,997	60,323	17,693	14,868	8,491	6,140	—	137,011
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	1,883	—	89	—	—	—	—	—	—	—	1,972
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$79,990	$17,030	$8,588	$20,997	$60,323	$17,693	$14,868	$8,491	$6,140	$260	$234,380

At December 31, 2014

Classification:
Not formally rated	$82,311	$16,499	$—	$—	$—	$—	$—	$—	$—	$287	$99,097
Pass	—	—	8,345	15,020	62,227	17,838	13,056	10,842	4,828	—	132,156
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	1,888	—	—	—	—	—	—	—	—	2	1,890
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$84,199	$16,499	$8,345	$15,020	$62,227	$17,838	$13,056	$10,842	$4,828	$289	$233,143

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

Loans serviced for others and mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $107.7 million and $113.4 million at June 30, 2015 and December 31, 2014, respectively.

The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was $1.2 million and $1.3 million at June 30, 2015 and December 31, 2014, respectively, and was determined using the moving average 10-year, U.S. Treasury rate plus 5.0%, adjusted to reflect the current credit spreads and conditions in the market as a discount rate. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association and an independent third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the independent third party valuation specialist.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity-related valuation allowances.

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)

Mortgage servicing rights:
Balance at beginning of period	$840	$1,084
Additions	10	48
Amortization	(175)	(178)
Balance at end of period	675	954

Valuation allowances:
Balance at beginning of period	6	26
Additions	13	—
Reductions	(13)	(22)
Balance at end of period	6	4

Mortgage servicing assets, net	$669	$950

Fair value of mortgage servicing assets	$1,157	$1,386

(7)           Secured Borrowings and Collateral

Federal Home Loan Bank advances

At June 30, 2015 all Federal Home Loan Bank of Boston (“FHLB”) advances were secured by a blanket security agreement on qualified collateral, principally first mortgage loans on owner-occupied residential property in the amount of $69.1million, and mortgage-backed securities with a fair value of $18.9 million.

(8)           Fair Value Measurements

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

Level l - Valuation is based on quoted prices in active markets for identical assets or liabilities. Level l assets and liabilities generally include debt and equity securities that are traded in an active exchange market. At June 30, 2015, the Company had no assets or liabilities valued using Level 1 measurements.

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

All of the Company’s securities that are measured at fair value are included in Level 2 and are based on pricing models from independent, third party pricing services that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no liabilities measured at fair value. All of the Company’s impaired loans that are measured at fair value are included in Level 3 and are based on the appraised value of the underlying collateral considering discounting factors, if deemed appropriate, and adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation. The Company did not have any significant transfers of assets or liabilities to or from Levels 1 and 2 of the fair value hierarchy during the six month period ended June 30, 2015.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 are summarized below.

				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
At June 30, 2015

Assets

Securities available for sale

State and municipal	$—	$2,473	$—	$2,473

Residential mortgage-backed securities	—	18,093	—	18,093

Total securities available for sale	$—	$20,566	$—	$20,566

At December 31, 2014

Assets

Securities available for sale

State and municipal	$—	$2,507	$—	$2,507

Residential mortgage-backed securities	—	17,019	—	17,019

Total securities available for sale	$—	$19,526	$—	$19,526

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. Assets measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014 are summarized below. The fair value adjustments relate to the amount of write-down recorded or related allowance recorded as of June 30, 2015 and December 31, 2014.

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
	(In thousands)
At June 30, 2015

Impaired loans	$—	$—	$389	$389	$(14)

At December 31, 2014

Impaired loans	$—	$—	$310	$310	$(7)

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

Federal Home Loan Bank (FHLB) and Bankers Bank Northeast (BBN) stock: Fair value is based on redemption provisions of the FHLB and BBN. The FHLB and BBN stock have no quoted market value.

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

Mortgagors’ escrow accounts: The fair value of mortgagors’ escrow accounts approximates carrying value.

Accrued interest: The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet instruments: The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.  At June 30, 2015 and December 31, 2014, the fair value of commitments outstanding is not significant since fees charged are not material.

The estimated fair values and related carrying amounts of the Company’s financial instruments at June 30, 2015 and December 31, 2014 are as follows.

	June 30, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$5,883	$5,883	$—	$—	$5,883
Securities available for sale	20,566	—	20,566	—	20,566
Securities held to maturity	726	—	788	—	788
FHLB stock	2,907	2,907	—	—	2,907
BBN stock	60	60	—	—	60
Loans, net	232,431	—	—	233,965	233,965
Accrued interest receivable	757	757	—	—	757
Capitalized mortgage servicing rights	669	—	1,157	—	1,157

Financial liabilities:
Deposits	$195,259	$—	$195,708	$—	$195,708
Short-term FHLB advances	14,250	14,250	—	—	14,250
Long-term FHLB advances	28,100	—	28,333	—	28,333
Mortgagors’ escrow accounts	1,169	1,169	—	—	1,169
Accrued interest payable	53	53	—	—	53

	December 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$4,918	$4,918	$—	$—	$4,918
Securities available for sale	19,526	—	19,526	—	19,526
Securities held to maturity	837	—	916	—	916
FHLB stock	2,907	2,907	—	—	2,907
Loans held for sale	990	1,016	—	—	1,016
Loans, net	231,293	—	—	231,971	231,971
Accrued interest receivable	752	752	—	—	752
Capitalized mortgage servicing rights	834	—	1,335	—	1,335

Financial liabilities:
Deposits	$182,354	$—	$182,799	$—	$182,799
Short-term FHLB advances	30,000	30,000	—	—	30,000
Long-term FHLB advances	24,600	—	24,847	—	24,847
Mortgagors’ escrow accounts	1,194	1,194	—	—	1,194
Accrued interest payable	52	52	—	—	52

(9)           Equity Incentive Plans

At June 30, 2015 the Company had two equity incentive plans, the 2009 Equity Plan and the 2014 Equity Plan. Both plans were described more fully in Note 12 of the consolidated financial statements and notes thereto for the year ended December 31, 2014.

The following table presents the activity for the 2009 and 2014 Equity Plans for the six months ended June 30, 2015.

	Stock Options
	Number of Shares	Weighted Average Exercise Price

Outstanding at beginning of year	61,681	$12.13
Granted	30,000	$17.55
Exercised	(884)	$9.44

Outstanding at end of period	90,797	$13.95

Exercisable at end of period	35,939

Weighted average fair value of options granted during the period	$5.91

Options Outstanding			Options Exercisable
Number	Weighted-Average	Weighted	Number	Weighted
Outstanding	Remaining	Average	Exercisable	Average
as of 06/30/2015	Contractual Life	Exercise Price	as of 06/30/2015	Exercise Price

9,162	4.65 Years	$9.33	9,162	$9.33
10,117	5.65 Years	$9.55	8,856	$9.55
9,092	6.65 Years	$9.58	6,672	$9.58
15,316	7.65 Years	$14.00	7,106	$14.00
17,110	8.65 Years	$14.98	4,143	$14.98
30,000	9.65 Years	$17.55	—	$—
90,797	7.88 Years	$13.95	35,939	$11.01

	Non-vested
	Restricted Stock
	Number of Shares	Weighted Average Grant Date Value

Outstanding at beginning of year	37,071	$12.85
Granted	20,000	$17.55
Vested	(12,205)	$11.89
Outstanding at end of period	44,866	$15.21

As of June 30, 2015, unrecognized share-based compensation expense related to non-vested options amounted to $278,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $620,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 3.5 and 3.4 years, respectively.

For the six months ended June 30, 2015, the Company recognized compensation expense for stock options of $42,000 with a related tax benefit of $6,000. The related tax benefit applies only to non-qualified stock options. For the six months ended June 30, 2015, the Company recognized compensation expense for restricted stock awards of $100,000 with a related tax benefit of $40,000.

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

We continued to maintain strong asset quality, as non-performing assets to total assets was 0.35% at June 30, 2015. Net income for the six months ended June 30, 2015 decreased $36,000, or 5.6%, compared to the same period in 2014. The decrease in net income was driven by a decrease in non-interest income and an increase in non-interest expense, partially offset by an increase in net interest and dividend income. Net interest and dividend income increased primarily due to an increase in average loans outstanding. The provision for loan losses totaled $27,000 for the six months ended June 30, 2015, compared to no provision for loan losses during the same period in 2014.  Non-interest income decreased $61,000, or 11.6%, primarily due to a decline in mortgage banking income. Mortgage banking income has declined, as the volume of residential loan sales has been negatively affected by a soft real estate market and lower loan refinancing volumes. The Company continues to focus on generating commercial loans, core deposit growth and increasing operating efficiencies, which we believe will build long-term stockholder value. To support the continued growth of our commercial loans, we opened a Loan Production Office (“LPO”) in southern New Hampshire during September 2014.

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

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total assets increased $700,000, or 0.3%, to $271.7 million at June 30, 2015 from $271.0 million at December 31, 2014. The increase was primarily due to increases in loans, cash and cash equivalents and securities available for sale, offset by decreases in loans held for sale and other assets.

Cash and cash equivalents increased $965,000, or 19.6%, to $5.9 million at June 30, 2015 from $4.9 million at December 31, 2014. This temporary increase resulted from the timing of normal cash flows.

Loans, net (excluding loans held for sale) increased $1.1 million, or 0.5%, to $232.4 million at June 30, 2015 from $231.3 million at December 31, 2014, due primarily to an increase in commercial loans and construction loans, partially offset by a decrease in residential mortgage loans. Despite the current competitive market, we have decided to maintain our historically high underwriting standards instead of relaxing these standards, and we have not reduced loan rates below levels at which we could not operate profitably.  Commercial loans increased $4.2 million, or 4.0%, to $107.6 million at June 30, 2015 from $103.4 million at December 31, 2014, primarily due to a $6.0 million, or 39.8%, increase in multi-family real estate loans, partially offset by a $1.9 million, or 3.1%, decrease in commercial real estate loans. Construction loans increased by $773,000, or 2.7%, to $29.5 million at June 30, 2015 from $28.7 million at December 31, 2014, primarily due to a $1.8 million, or 13.9%, increase in one- to four-family construction loans and a $1.3 million, or 27.2%, increase in non-residential construction loans, partially offset by a $2.4 million, or 21.7% decrease in multi-family construction loans. The majority of our construction loans remain collateralized by residential real estate (79.2% at June 30, 2015 and 83.2% at December 31, 2014).  One- to four-family residential mortgage loans decreased $4.2 million, or 5.0%, to $80.0 million at June 30, 2015 from $84.2 million at December 31, 2014, as a decrease in mortgage rates resulted in an increase in loan prepayments. Home equity loans and lines of credit increased $531,000, or 3.2%, to $17.0 million at June 30, 2015 from $16.5 million at December 31, 2014.

Our total securities portfolio increased $929,000, or 4.6%, to $21.3 million at June 30, 2015 from $20.4 million at December 31, 2014, as we invested excess cash primarily in available for sale mortgage-backed securities.

Deposits increased $12.9 million, or 7.1%, to $195.3 million at June 30, 2015 from $182.4 million at December 31, 2014. Money market accounts increased $9.7 million, or 18.7%, savings accounts increased $1.4 million, or 9.7%, and NOW accounts increased $1.2 million, or 3.9%. Certificates of deposit increased $541,000, or 0.9%, as an increase of $4.5 million, or 15.5%, in funds gathered through the use of a deposit listing service was partially offset by a decrease in retail certificates of deposit of $4.0 million, or 13.2%. Management continues to focus on the generation of core checking accounts.

Total FHLB advances decreased $12.3 million, or 22.4%, to $42.4 million at June 30, 2015 compared to $54.6 million at December 31, 2014. Short-term advances decreased $15.8 million and long-term advances increased $3.5 million during the six months ended June 30, 2015.  Short-term FHLB advances declined, as they were replaced with deposit inflows and as management continued to extend the maturities of our short-term FHLB advances, reflecting expectations that short-term rates will increase in the near-term.

Stockholders’ equity increased $185,000, or 0.6%, to $30.9 million at June 30, 2015 from $30.7 million at December 31, 2014. The increase resulted primarily from net income of $613,000 for the six months ended June 30, 2015, partially offset by the shares repurchased as part of an announced buyback program, dividend payments and other comprehensive loss. The Company repurchased 20,091 shares at a cost of $369,000 during the six months ended June 30, 2015. Dividend payments totaled $157,000 for the six months ended June 30, 2015. Other comprehensive loss, net of taxes, of $117,000 reflects the change in net unrealized gains/losses, net of taxes, on securities available for sale from a net unrealized gain of $143,000 at December 31, 2014 to a net unrealized gain of $26,000 at June 30, 2015.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At		At
	June 30,		December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$79,990	34.13%	$84,199	36.12%
Home equity loans and lines of credit	17,030	7.27	16,499	7.08
Total residential mortgage loans	97,020	41.40	100,698	43.20

Commercial loans:
One- to four-family investment property	8,588	3.66	8,345	3.58
Multi-family real estate	20,997	8.96	15,020	6.44
Commercial real estate	60,323	25.74	62,227	26.69
Commercial business	17,693	7.55	17,838	7.65
Total commercial loans	107,601	45.91	103,430	44.36

Construction loans:
One- to four-family	14,868	6.34	13,056	5.60
Multi-family	8,491	3.62	10,842	4.65
Non-residential	6,140	2.62	4,828	2.07
Total construction loans	29,499	12.58	28,726	12.32

Consumer	260	0.11	289	0.12

Total loans	234,380	100.00%	233,143	100.00%

Other items:
Net deferred loan costs	285		379
Allowance for loan losses	(2,234)		(2,229)

Total loans, net	$232,431		$231,293

Asset Quality. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due and/or on non-accrual status are generally considered non-performing assets.

	At June 30,	At December 31,
	2015	2014
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$959	$951
Commercial loans	—	—
Construction loans	—	—
Consumer	—	2

Total non-accrual loans	959	953

Non-performing restructured loans	—	—

Total non-performing loans	959	953

Other real estate owned	—	—

Total non-performing assets	$959	$953

Ratios:
Non-performing loans to total loans	0.41%	0.41%
Non-performing assets to total assets	0.35%	0.35%
Allowance for loan losses to non-performing loans	232.95%	233.89%

Total delinquent loans decreased $506,000, from $1.6 million at December 31, 2014 to $1.1 million at June 30, 2015, primarily in residential one- to four-family loans.

Non-performing assets totaled $959,000 and $953,000 at June 30, 2015 and December 31, 2014, respectively. One of the non-performing assets at June 30, 2015 was a loan, current in payments, totaling $307,000, which was classified as non-performing until a consistent loan payment history was established. Total non-performing assets represented 0.35% of total assets at June 30, 2015 and December 31, 2014.

Loans classified as substandard increased $82,000, to $2.0 million at June 30, 2015 from $1.9 million at December 31, 2014. The increase in substandard loans was primarily due to the restructuring of a commercial business loan.

The allowance for loan losses increased $5,000 to $2.2 million at June 30, 2015 primarily due to the change in the mix of the loan portfolio. Loan charge-offs were $25,000 and recoveries were $3,000 for the six months ended June 30, 2015, as compared to loan charge-offs of $226,000 and recoveries of $2,000 for the same period in 2014. The allowance represented 0.95% of total loans at June 30, 2015 and 0.96% of total loans at December 31, 2014. At these levels, the allowance for loan losses as a percentage of non-performing loans was 232.95% at June 30, 2015 and 233.89% at December 31, 2014.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

General. Net income decreased $11,000, or 2.9%, to $363,000 for the three months ended June 30, 2015, from $374,000 for the three months ended June 30, 2014. The decrease in net income was caused by an increase in non-interest expense and decrease in non-interest income, partially offset by an increase in net interest and dividend income.

Interest and Dividend Income. Interest and dividend income increased $106,000, or 3.8%, to $2.9 million for the three months ended June 30, 2015, primarily due to an increase in interest income on loans. On a tax-equivalent basis, interest and dividend income increased $105,000, or 3.8%, to 2.9 million for the three months ended June 30, 2015.  Interest income on loans increased $110,000, or 4.2%, to $2.7 million for the three months ended June 30, 2015, due to a $1.5 million, or 0.7%, increase in the average balance of loans and a 16 basis point increase in yield to 4.72% for the three months ended June 30, 2015 from 4.56% for the three months ended June 30, 2014.

Interest and dividend income on investment securities decreased $5,000, or 3.3%, to $146,000 for the three months ended June 30, 2015 from $151,000 for the three months ended June 30, 2014.  On a tax-equivalent basis, interest and dividend income on investment securities decreased $6,000, or 3.8%, to $153,000 for the three months ended June 30, 2015 from $159,000 for the three month period ended June 30, 2014, due to a 25 basis point decrease in yield to 2.45% for the three months ended June 30, 2015 from 2.70% for the three months ended June 30, 2014, partially offset by a $1.4 million, or 6.1%, increase in the average balance of investment securities for the three months ended June 30, 2015. The increase in average balances of investment securities was in residential mortgage-backed securities.

Interest Expense. Interest expense increased $44,000, or 12.1%, to $408,000 for the three months ended June 30, 2015 from $364,000 for the three months ended June 30, 2014. Interest expense on deposits increased $39,000, or 18.6%, to $249,000 for the three months ended June 30, 2015 from $210,000 for the three months ended June 30, 2014, due to an increase in the average balance of interest-bearing deposits of $9.3 million, or 6.0%, to $165.0 million for the three months ended June 30, 2015 from $155.7 million for the three months ended June 30, 2014 and an increase in the average rate we paid on interest-bearing deposits to 0.60% for the three months ended June 30, 2015 compared to 0.54% for the three months ended June 30, 2014.  The increase in interest expense on deposits was primarily due to money market deposits.  Interest expense on money market deposits increased $41,000, or 205.0%, to $61,000 for the three months ended June 30, 2015 from $20,000 for the three months ended June 30, 2014 due to an increase in the average balance in money market deposits of $12.9 million, or 28.4%, to $58.2 million for the three months ended June 30, 2015 from $45.3 million for the same period in 2014 and by an increase in the average rate we paid on money market deposits to 0.42% for the three months ended June 30, 2015 compared to 0.18% for the same period in 2014. Money market increases were primarily due to a new money market product we began to promote during the second half of 2014.

Interest expense on FHLB advances increased $5,000, or 3.2%, to $159,000 for the three months ended June 30, 2015 from $154,000 for the three months ended June 30, 2014. The increase was primarily due to the average rate we paid, which increased 38 basis points to 1.51% for the three months ended June 30, 2015 compared to 1.13% for the three months ended June 30, 2014, partially offset by a $12.3 million, or 22.6%, decrease in the average outstanding balance of advances to $42.3 million for the three months ended June 30, 2015 from $54.6 million for the three months ended June 30, 2014. The average outstanding balance of long-term advances increased $5.2 million, or 21.5%, to $29.4 million for the three months ended June 30, 2015 from $24.2 million for the three months ended June 30, 2014 and the average outstanding balance of short-term advances decreased $17.5 million, or 57.7%, to $12.9 million for the three months ended June 30, 2015 from $30.4 million for the same period in 2014, as we continued to extend the maturities of our short-term FHLB advances, reflecting expectations that short-term rates will increase in the near-term.

Net Interest and Dividend Income. Net interest and dividend income increased $62,000, or 2.6%, to $2.5 million for the three months ended June 30, 2015 compared to $2.4 million for the three months ended June 30, 2014. On a tax-equivalent basis, net interest and dividend income increased $61,000, or 2.5%, to $2.5 million for the three months ended June 30, 2015 from $2.4 million for the three months ended June 30, 2014. The increase in net interest income was primarily the result of a $6.9 million, or 14.9%, increase in net average interest-earning assets to $53.3 million for the three months ended June 30, 2015, from $46.4 million for the same period in 2014 and by a four basis point increase in net interest margin to 3.81% for the three months ended June 30, 2015 compared to 3.77% for the same period in 2014. Our net interest margin may compress in the future due to competitive pricing in our market area and due to a rising interest rate environment.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several quantitative and qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we did not record a provision for loan losses for the three months ended June 30, 2015 and 2014. We recorded $24,000 in loan charge-offs and $2,000 in loan recoveries during the three months ended June 30, 2015, compared to $15,000 in loan charge-offs and $2,000 in loan recoveries during the three months ended June 30, 2014. The allowance for loan losses was $2.2 million, or 0.95%, of total loans and 232.95% of non-performing loans at June 30, 2015, compared to an allowance for loan losses of $2.2 million, or 0.96%, of total loans and 233.89% of non-performing loans at December 31, 2014. For additional information please refer to Note 6 Loans and Servicing.

Non-interest Income. Non-interest income decreased $40,000, or 14.1%, to $243,000 for the three months ended June 30, 2015 from $283,000 for the three months ended June 30, 2014, primarily due to a decrease in mortgage banking income. Mortgage banking income decreased $52,000, or 64.2%, to $29,000 for the three months ended June 30, 2015 from $81,000 for the three months ended June 30, 2014.  Based on a change in our business strategy, we no longer intend to expand our residential mortgage banking operation. Income from customer service fees increased $17,000, or 10.4%, to $181,000 for the three months ended June 30, 2015 from $164,000 for the three months ended June 30, 2014.

Non-interest Expense. Non-interest expense increased $43,000, or 2.0%, to $2.1 million for the three months ended June 30, 2015. Salaries and benefits expense increased $33,000, or 2.8%. Occupancy and equipment expense increased $10,000, or 4.1%, primarily due to expenses associated with our LPO which opened in September 2014, partially offset by a reduction in repair and maintenance expense. Data processing expenses increased $20,000, or 13.8%, primarily due to one-time implementation fees expensed during the three months ended June 30, 2015. Professional fees decreased $5,000, or 4.0%, primarily due to a reduction in consulting and auditing expenses. Other general and administrative expenses decreased $15,000, or 5.4%, primarily due to a $29,000 reduction in losses associated with fraudulent debit card transactions.

Income Tax Expense. The income before income taxes of $574,000 resulted in income tax expense of $211,000 for the three months ended June 30, 2015, compared to income before income taxes of $595,000 resulting in an income tax expense of $221,000 for the three months ended June 30, 2014. The effective income tax rate was 36.8% for the three months ended June 30, 2015 compared to 37.1% for the three months ended June 30, 2014.

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

	Three Months Ended June 30,
	2015			2014
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$231,517	$2,733	4.72%	$229,975	$2,623	4.56%
Investment securities (1)	24,980	153	2.45%	23,544	159	2.70%
Short-term investments	4,106	2	0.19%	3,174	1	0.13%
Total interest-earning assets	260,603	2,888	4.43%	256,693	2,783	4.34%
Non-interest-earning assets	8,332	—		9,118	—
Total assets	$268,935	2,888		$265,811	2,783

Interest-bearing liabilities:
Savings deposits	$15,187	1	0.03%	$13,820	1	0.03%
NOW accounts	31,309	21	0.27%	30,631	14	0.18%
Money market accounts	58,231	61	0.42%	45,340	20	0.18%
Certificates of deposit	60,316	166	1.10%	65,911	175	1.06%
Total interest-bearing deposits	165,043	249	0.60%	155,702	210	0.54%
FHLB advances	42,254	159	1.51%	54,581	154	1.13%
Total interest-bearing liabilities	207,297	408	0.79%	210,283	364	0.69%
Non-interest-bearing liabilities:
Demand deposits	27,323			23,490
Other non-interest-bearing liabilities	4,108			3,216
Total liabilities	238,728			236,989
Stockholders’ equity	30,207			28,822
Total liabilities and stockholders’ equity	$268,935			$265,811
Net interest-earning assets (3)	$53,306			$46,410
Fully tax-equivalent net interest income		2,480			2,419

Less: tax-equivalent adjustments		(7)			(8)
Net interest income		$2,473			$2,411
Net interest rate spread (1)(4)			3.64%			3.65%
Net interest margin (1)(5)			3.81%			3.77%
Average of interest-earning assets to interest-bearing liabilities			125.71%			122.07%

(1)         Interest and yield on investment securities, interest rate spread and net interest margin, are presented on a tax-equivalent basis. Tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of income.  For the three months ended June 30, 2015 and 2014 the yield on investment securities before tax-equivalent adjustments was 2.34% and 2.57%, respectively, and the yield on total interest-earning assets was 4.42% and 4.32%, respectively. Net interest rate spread before tax-equivalent adjustments for the three months ended June 30, 2015 and 2014 was 3.63%, while net interest margin before tax-equivalent adjustments was 3.80% and 3.76%, respectively.

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

	For the Three Months Ended June 30, 2015
	Compared to the Three Months Ended
	June 30, 2014
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$18	$92	$110
Investment securities (1)	10	(16)	(6)
Short-term investments	—	1	1

Total interest-earning assets	28	77	105

Interest-bearing liabilities:
Savings deposits	—	—	—
NOW accounts	—	7	7
Money market accounts	6	35	41
Certificates of deposit	(15)	6	(9)

Total interest-bearing deposits	(9)	48	39

FHLB advances	(35)	40	5

Total interest-bearing liabilities	(44)	88	44

Change in net interest income	$72	$(11)	$61

(1)         Municipal securities income and net interest income are presented on a tax-equivalent basis using a tax rate of 34% resulting in an adjustment of $7,000 and $8,000 for the three months ended June 30, 2015 and 2014, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and 2014

General. Net income decreased $36,000, or 5.5%, to $613,000 for the six months ended June 30, 2015, compared to net income of $649,000 for the six months ended June 30, 2014. The decrease in net income was caused by an increase in non-interest expense, a decrease in non-interest income and an increase in the provision for loan losses, partially offset by an increase in net interest and dividend income.

Interest and Dividend Income. Interest and dividend income increased $195,000, or 3.5%, to $5.7 million for the six months ended June 30, 2015, primarily due to an increase in interest income on loans. On a tax-equivalent basis, interest and dividend income increased $195,000, or 3.5%, to $5.8 million for the six months ended June 30, 2015, compared to $5.6 million for the six months ended June 30, 2014. Interest income on loans increased $195,000, or 3.7%, to $5.4 million for the six months ended June 30, 2015, due to a $3.2 million, or 1.4%, increase in the average balance of loans and by a ten basis point increase in yield to 4.69% for the six months ended June 30, 2015 from 4.59% for the six months ended June 30, 2014.

Interest and dividend income on investment securities decreased $2,000, or 0.7%, to $286,000 for the six months ended June 30, 2015 from $288,000 for the six months ended June 30, 2014.  On a tax-equivalent basis, interest and dividend income on investment securities decreased $2,000, or 0.7%, to $301,000 for the six months ended June 30, 2015 from $303,000 for the six months ended June 30, 2014, due to a 15 basis point decrease in yield to 2.51% for the six months ended June 30, 2015 from 2.66% for the six months ended June 30, 2014, partially offset by a $1.2 million, or 5.4%, increase in the average balance of investment securities for the six months ended June 30, 2015. The increase in average balance of investment securities was in residential mortgage-backed securities.

Interest Expense. Interest expense increased $104,000, or 14.8%, to $807,000 for the six months ended June 30, 2015 from $703,000 for the six months ended June 30, 2014. Interest expense on deposits increased $81,000, or 20.0%, to $485,000 for the six months ended June 30, 2015 from $404,000 for the six months ended June 30, 2014, due to an increase in the average balance of interest-bearing deposits of $7.3 million, or 4.7%, to $161.9 million for the six months ended June 30, 2015 from $154.6 million for the six months ended June 30, 2014 and an increase in the average rate we paid on interest-bearing deposits to 0.60% for the six months ended June 30, 2015 compared to 0.52% for the six months ended June 30, 2014.  The increase in interest expense on deposits was primarily due to money market deposits.  Interest expense on money market deposits increased $78,000, or 251.6%, to $109,000 for the six months ended June 30, 2015 from $31,000 for the six months ended June 30, 2014 due to an increase in the average balance in money market deposits of $11.6 million, or 26.1%, to $56.0 million for the six months ended June 30, 2015 from $44.4 million for the same period in 2014 and by an increase in the average rate we paid on money market deposits to 0.39% for the six months ended June 30, 2015 compared to 0.14% for the same period in 2014. Money market increases were primarily due to a new money market product we began to promote during the second half of 2014.

Interest expense on FHLB advances increased $23,000, or 7.7%, to $322,000 for the six months ended June 30, 2015 from $299,000 for the six months ended June 30, 2014. The increase was primarily due to the average rate we paid, which increased 27 basis points to 1.37% for the six months ended June 30, 2015 compared to 1.10% for the six months ended June 30, 2014, partially offset by a $7.6 million, or 13.9%, decrease in the average outstanding balance of advances to $47.0 million for the six months ended June 30, 2015 from $54.6 million for the six months ended June 30, 2014. The average outstanding balance of long-term advances increased $5.7 million, or 24.65%, to $29.1 million for the six months ended June 30, 2015 from $23.4 million for the six months ended June 30, 2014 and the average outstanding balance of short-term advances decreased $13.3 million, or 42.7%, to $17.9 million for the six months ended June 30, 2015 from $31.2 million for the same period in 2014, as we continued to extend the maturities of our short-term FHLB advances, reflecting expectations that short-term rates will increase in the near-term.

Net Interest and Dividend Income. Net interest and dividend income increased $91,000, or 1.9%, to $4.9 million for the six months ended June 30, 2015 compared to $4.8 million for the six months ended June 30, 2014. On a tax-equivalent basis, net interest and dividend income increased $91,000, or 1.9%, to $4.9 million for the six month period ended June 30, 2015, compared to $4.9 million for the six months ended June 30, 2014. The increase in net interest income was primarily the result of a $6.1 million, or 13.2%, increase in net average interest-earning assets to $52.3 million for the six months ended June 30, 2015, from $46.2 million for the same period in 2014, partially offset by a one basis point decrease in net interest margin to 3.79% for the six months ended June 30, 2015 compared to 3.80% for the same period in 2014. Our net interest margin may compress in the future due to competitive pricing in our market area and due to a rising interest rate environment.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several quantitative and qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we recorded a $27,000 provision for loan losses for the six months ended June 30, 2015 and no provision for loan losses for the six months ended June 30, 2014. We recorded $25,000 in loan charge-offs and $3,000 in loan recoveries during the six months ended June 30, 2015, compared to $226,000 in loan charge-offs and $2,000 in loan recoveries during the six months ended June 30, 2014. The allowance for loan losses was $2.2 million, or 0.95%, of total loans and 232.95% of non-performing loans at June 30, 2015, compared to an allowance for loan losses of $2.2 million, or 0.96%, of total loans and 233.89% of non-performing loans at December 31, 2014. For additional information please refer to Note 6 Loans and Servicing.

Non-interest Income. Non-interest income decreased $61,000, or 11.6%, to $465,000 for the six months ended June 30, 2015 from $526,000 for the six months ended June 30, 2014, primarily due to a decrease in mortgage banking income. Mortgage banking income decreased $73,000, or 58.9%, to $51,000 for the six months ended June 30, 2015 from $124,000 for the six months ended June 30, 2014.  Based on a change in our business strategy, we no longer intend to expand our residential mortgage banking operation. Income from customer service fees increased $16,000, or 4.8%, to $350,000 for the six months ended June 30, 2015 from $334,000 for the six months ended June 30, 2014.

Non-interest Expense. Non-interest expense increased $60,000, or 1.4%, to $4.4 million for the six months ended June 30, 2015. Salaries and benefits expense increased $22,000, or 0.9%. Occupancy and equipment expense increased $36,000, or 7.3%, primarily due to expenses associated with our LPO, which opened in September 2014. Data processing expenses increased $9,000, or 2.8%, primarily due to one-time implementation fees expensed during the six months ended June 30, 2015. Professional fees decreased $28,000, or 10.4%, primarily due to a reduction in legal and consulting expenses. Other general and administrative expenses increased $22,000, or 3.8%, and included $38,000 related to a legal settlement with a customer and $37,000 in recruitment expenses related to the hiring of additional commercial lending staff, partially offset by a $50,000 reduction in losses associated with fraudulent debit card transactions.

Income Tax Expense. The income before income taxes of $973,000 resulted in income tax expense of $360,000 for the six months ended June 30, 2015, compared to income before income taxes of $1.0 million resulting in an income tax expense of $381,000 for the six months ended June 30, 2014. The effective income tax rate was 37.0% for the six months ended June 30, 2015 and 2014.

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

	Six Months Ended June 30,
	2015			2014
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$232,362	$5,448	4.69%	$229,133	$5,253	4.59%
Investment securities (1)	24,023	301	2.51%	22,792	303	2.66%
Short-term investments	4,805	4	0.17%	3,483	2	0.11%
Total interest-earning assets	261,190	5,753	4.41%	255,408	5,558	4.35%
Non-interest-earning assets	8,390	—		9,204	—
Total assets	$269,580	5,753		$264,612	5,558

Interest-bearing liabilities:
Savings deposits	$14,899	2	0.03%	$14,066	2	0.03%
NOW accounts	30,988	39	0.25%	30,722	28	0.18%
Money market accounts	55,992	109	0.39%	44,391	31	0.14%
Certificates of deposit	60,050	335	1.12%	65,469	343	1.05%
Total interest-bearing deposits	161,929	485	0.60%	154,648	404	0.52%
FHLB advances	46,992	322	1.37%	54,585	299	1.10%
Total interest-bearing liabilities	208,921	807	0.77%	209,233	703	0.67%
Non-interest-bearing liabilities:
Demand deposits	26,907			23,509
Other non-interest-bearing liabilities	3,583			3,011
Total liabilities	239,411			235,753
Stockholders’ equity	30,169			28,859
Total liabilities and stockholders’ equity	$269,580			$264,612
Net interest-earning assets (3)	$52,269			$46,175
Fully tax-equivalent net interest income		4,946			4,855

Less: tax-equivalent adjustments		(15)			(15)
Net interest income		$4,931			$4,840
Net interest rate spread (1)(4)			3.64%			3.68%
Net interest margin (1)(5)			3.79%			3.80%
Average of interest-earning assets to interest-bearing liabilities			125.02%			122.07%

(1)         Interest and yield on investment securities, interest rate spread and net interest margin, are presented on a tax-equivalent basis. Tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of income.  For the six months ended June 30, 2015 and 2014 the yield on investment securities before tax-equivalent adjustments was 2.38% and 2.53%, respectively, and the yield on total interest-earning assets was 4.39% and 4.34%, respectively. Net interest rate spread before tax-equivalent adjustments for the six months ended June 30, 2015 and 2014 was 3.62% and 3.67%, respectively, while net interest margin before tax-equivalent adjustments was 3.78% and 3.79%, respectively.

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

	For the Six Months Ended June 30, 2015
	Compared to the Six Months Ended
	June 30, 2014
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$74	$121	$195
Investment securities (1)	16	(18)	(2)
Short-term investments	1	1	2

Total interest-earning assets	91	104	195

Interest-bearing liabilities:
Savings deposits	—	—	—
NOW accounts	—	11	11
Money market accounts	8	70	78
Certificates of deposit	(28)	20	(8)

Total interest-bearing deposits	(20)	101	81

FHLB advances	(42)	65	23

Total interest-bearing liabilities	(62)	166	104

Change in net interest income	$153	$(62)	$91

(1)         Municipal securities income and net interest income are presented on a tax-equivalent basis using a tax rate of 34% resulting in an adjustment of $15,000 for the six months ended June 30, 2015 and 2014.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2015, cash and cash equivalents totaled $5.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $20.6 million at June 30, 2015. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $135.9 million. At June 30, 2015, we had $42.3 million in FHLB advances outstanding, $32.3 million in certificates of deposit obtained through a listing service and $1.2 million in brokered certificates of deposit, allowing the Company access to an additional $60.1 million in wholesale funds based on policy guidelines.

At June 30, 2015 we had $7.2 million in loan commitments outstanding. In addition to commitments to originate loans, we had $38.5 million in unadvanced funds to borrowers

At June 30, 2015 we had $2.0 million in outstanding irrevocable stand-by letters of credit.  These letters of credit, which have terms of twelve months, collateralize specific municipal deposits.  The fair value of these letters of credit approximate contract values based on the nature of the fee arrangements with the FHLB.

Certificates of deposit due within one year of June 30, 2015 totaled $24.2 million, or 12.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits than we currently pay on the certificates of deposit due on or before June 30, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

Our primary investing activities are the origination and purchase of loans and the purchase of securities. During the six months ended June 30, 2015, we originated $34.9 million in loans, purchased $2.4 million of residential loans and purchased $2.5 million of investment securities. We expect to purchase additional residential mortgages to replace recent residential loan prepayments.

Financing activities consist primarily of activity in deposit accounts and FHLB advances.  We experienced a net increase in total deposits of $12.9 million for the six months ended June 30, 2015. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. FHLB advances decreased $12.3 million during the six months ended June 30, 2015 due to deposit inflows and loan prepayments. FHLB advances have primarily been used to fund loan demand and deposit outflows. We sold $2.3 million in conforming residential mortgage loans for the six months ended June 30, 2015.

Capital Management.

Effective January 1, 2015 (with a phase-in period of two to five years for certain components), the Bank became subject to new capital regulations adopted by the OCC and other federal bank regulatory agencies that implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act.  Among other things, the regulations established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The regulations also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The regulations limit a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The regulations also implement the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

At June 30, 2015, Georgetown Bank met each of its capital requirements and was considered “well-capitalized”, and also met each of its capital requirements on a fully phased-in basis.

Off-Balance Sheet Arrangements.   For the six months ended June 30, 2015, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.   Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure (1) that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (2)  that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable.

b) Not applicable.

c) The following table presents a summary of the Company’s share repurchases during the quarter ended June 30, 2015.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Program (1)	Program (1)
April 1 through April 30, 2015	0	$0.00	0	32,973
May 1 through May 31, 2015	17,000	$18.54	17,000	15,973
June 1 through June 30, 2015	0	$0.00	0	15,973

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

Item 6.   Exhibits

31.1     Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32          Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101   The following financial statements from Georgetown Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 14, 2015, formatted in XBRL: (1) Consolidated Statements of Financial Condition, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, (6) Notes to Consolidated Financial Statements.

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

GEORGETOWN BANCORP, INC.
(Registrant)

Date: August 13, 2015	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2015	/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)