Form 10-Q
period 2015-09-30
Georgetown Bancorp, Inc.
filed 2015-11-13
CIK 1542299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 1,828,238 shares outstanding as of November 5, 2015.

Form 10-Q

GEORGETOWN BANCORP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At	At
	September 30,	December 31,
	2015	2014
	(Unaudited)
	(In thousands, except share data)
ASSETS

Cash and due from banks	$1,547	$2,382
Short-term investments	4,980	2,536
Total cash and cash equivalents	6,527	4,918

Securities available for sale, at fair value	20,078	19,526
Securities held to maturity, at amortized cost (fair value of $739 at September 30, 2015 and $916 at December 31, 2014)	677	837
Federal Home Loan Bank stock, at cost	2,917	2,907
Bankers Bank Northeast stock, at cost	60	—
Loans held for sale	—	990
Loans, net of allowance for loan losses of $2,346 at September 30, 2015 and $2,229 at December 31, 2014	248,156	231,293
Premises and equipment, net	3,609	3,819
Accrued interest receivable	825	752
Bank-owned life insurance	3,075	2,999
Other assets	1,516	2,979

Total assets	$287,440	$271,020

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$194,184	$182,354
Short-term Federal Home Loan Bank advances	31,000	30,000
Long-term Federal Home Loan Bank advances	27,100	24,600
Mortgagors’ escrow accounts	1,623	1,194
Accrued expenses and other liabilities	2,011	2,160
Total liabilities	255,918	240,308

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share: 50,000,000 shares authorized at September 30, 2015 and December 31, 2014; none outstanding	—	—
Common stock, $0.01 par value per share: 100,000,000 shares authorized, 1,828,238 shares issued at September 30, 2015 and 1,827,131 shares issued at December 31, 2014	18	18
Additional paid-in capital	19,356	19,245
Retained earnings	13,391	12,593
Accumulated other comprehensive income	179	143
Unearned compensation - ESOP (81,443 shares unallocated at September 30, 2015 and 86,886 shares unallocated at December 31, 2014)	(857)	(918)
Unearned compensation - Restricted stock (44,866 shares non-vested at September 30, 2015 and 37,071 shares non-vested at December 31, 2014)	(565)	(369)
Total stockholders’ equity	31,522	30,712

Total liabilities and stockholders’ equity	$287,440	$271,020

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)

Interest and dividend income:
Loans, including fees	$2,841	$2,655	$8,289	$7,908
Securities	146	147	432	435
Short-term investments	2	1	5	3
Total interest and dividend income	2,989	2,803	8,726	8,346

Interest expense:
Deposits	270	213	754	617
Short-term Federal Home Loan Bank advances	14	16	35	45
Long-term Federal Home Loan Bank advances	147	142	448	412
Total interest expense	431	371	1,237	1,074

Net interest and dividend income	2,558	2,432	7,489	7,272
Provision for loan losses	111	1	138	1
Net interest and dividend income, after provision for loan losses	2,447	2,431	7,351	7,271

Non-interest income:
Customer service fees	189	160	539	494
Mortgage banking income, net	61	56	112	179
Gain on sale of SBA loans	86	—	86	—
Income from bank-owned life insurance	26	25	76	75
Net gain on sale of other real estate owned	—	—	—	8
Other	12	8	26	19
Total non-interest income	374	249	839	775

Non-interest expenses:
Salaries and employee benefits	1,214	1,138	3,652	3,554
Occupancy and equipment expenses	262	236	793	731
Data processing expenses	151	136	476	452
Professional fees	123	124	365	394
Advertising expenses	87	88	263	263
FDIC insurance	42	42	126	127
Other general and administrative expenses	248	289	848	868
Total non-interest expenses	2,127	2,053	6,523	6,389

Income before income taxes	694	627	1,667	1,657

Income tax provision	269	237	629	618

Net income	$425	$390	$1,038	$1,039

Weighted-average number of common shares outstanding:
Basic	1,745,431	1,737,511	1,748,320	1,738,950
Diluted	1,753,009	1,742,091	1,756,740	1,744,004

Net income per share:
Basic	$0.24	$0.22	$0.59	$0.60
Diluted	$0.24	$0.22	$0.59	$0.60

Dividends paid per share	$0.0475	$0.0425	$0.1375	$0.125

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)

Net income	$425	$390	$1,038	$1,039

Net unrealized gain (loss) on securities available for sale	236	(58)	56	599
Income tax (provision) benefit	(83)	18	(20)	(217)
Other comprehensive income (loss), net of tax	153	(40)	36	382

Comprehensive income	$578	$350	$1,074	$1,421

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation-	Compensation-
	Stock	Capital	Earnings	(Loss) Income	ESOP	Restricted Stock	Total
	(In thousands)

Balance at December 31, 2013	$18	$19,212	$11,388	$(389)	$(1,001)	$(286)	$28,942

Net income	—	—	1,039	—	—	—	1,039
Other comprehensive income	—	—	—	382	—	—	382
Cash dividends paid ($0.125 per share)	—	—	(228)	—	—	—	(228)
Repurchased stock related to buyback program (17,000 shares)	—	(252)	—	—	—	—	(252)
Common stock held by ESOP allocated or committed to be allocated (5,430 shares)	—	22	—	—	62	—	84
Restricted stock granted in connection with equity incentive plan (22,000 shares)	—	329	—	—	—	(329)	—
Forfeiture of restricted stock (8,105 shares)	—	(108)	—	—	—	108	—
Purchased stock related to vested restricted stock (2,417 shares)	—	(36)	—	—	—	—	(36)
Exercise of stock options (3,813 shares)	—	39	—	—	—	—	39
Purchased shares from cashless exercise of options (2,175 shares)	—	(33)	—	—	—	—	(33)
Share based compensation - options	—	33	—	—	—	—	33
Share based compensation - restricted stock	—	—	—	—	—	91	91

Balance at September 30, 2014	$18	$19,206	$12,199	$(7)	$(939)	$(416)	$30,061

Balance at December 31, 2014	$18	$19,245	$12,593	$143	$(918)	$(369)	$30,712

Net income	—	—	1,038	—	—	—	1,038
Other comprehensive income	—	—	—	36	—	—	36
Cash dividends paid ($0.1375 per share)	—	—	(240)	—	—	—	(240)
Repurchased stock related to buyback program (17,000 shares)	—	(315)	—	—	—	—	(315)
Common stock held by ESOP allocated or committed to be allocated (5,430 shares)	—	37	—	—	61	—	98
Restricted stock granted in connection with equity incentive plan (20,000 shares)	—	351	—	—	—	(351)	—
Purchased stock related to vested restricted stock (3,091 shares)	—	(54)	—	—	—	—	(54)
Exercise of stock options (1,198 shares)	—	11	—	—	—	—	11
Share based compensation - options	—	66	—	—	—	—	66
Share based compensation - restricted stock	—	—	—	—	—	155	155
Excess tax benefit from share-based compensation	—	15	—	—	—	—	15

Balance at September 30, 2015	$18	$19,356	$13,391	$179	$(857)	$(565)	$31,522

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)

Cash flows from operating activities:
Net income	$1,038	$1,039
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	138	1
Amortization of securities, net	99	95
Net change in deferred loan fees and costs	64	(8)
Depreciation and amortization expense	290	247
(Increase) decrease in accrued interest receivable	(73)	9
Income from bank-owned life insurance	(76)	(75)
Stock-based compensation expense	319	208
Gain on sale of loans	(122)	(139)
Loans originated for sale	(2,500)	(14,399)
Proceeds from sales of loans	3,612	14,628
Gain on sale of other real estate owned	—	(8)
Net change in other assets and liabilities	1,294	560
Net cash provided by operating activities	4,083	2,158

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	1,948	1,408
Purchases	(2,544)	(2,558)
Maturities, prepayments and calls of securities held to maturity	161	182
Purchase of Federal Home Loan Bank stock	(10)	—
Purchase of Bankers Bank Northeast stock	(60)	—
Loan originations, net	(9,454)	(5,207)
Principal balance of loans purchased	(7,611)	—
Proceeds from sale of other real estate owned	—	8
Purchase of premises and equipment	(157)	(370)
Proceeds from sale of premises and equipment	77	—
Net cash used by investing activities	(17,650)	(6,537)

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(concluded)

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)

Cash flows from financing activities:
Net change in deposits	11,830	7,204
Net change in Federal Home Loan Bank advances with maturities of three months or less	1,000	(4,075)
Proceeds from Federal Home Loan Bank advances with maturities greater than three months	5,000	3,000
Repayments of Federal Home Loan Bank advances with maturities greater than three months	(2,500)	(1,000)
Net change in mortgagors’ escrow accounts	429	115
Repurchase of common stock	(369)	(288)
Cash dividends paid on common stock	(240)	(228)
Exercise of stock options	11	6
Excess tax benefit on share-based compensation	15	—
Net cash provided by financing activities	15,176	4,734

Net change in cash and cash equivalents	1,609	355

Cash and cash equivalents at beginning of period	4,918	6,295

Cash and cash equivalents at end of period	$6,527	$6,650

Supplementary information:
Interest paid on deposit accounts	$752	$614
Interest paid on advances	481	454
Income taxes paid	941	497

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)Basis of Presentation

The accompanying unaudited financial statements of Georgetown Bancorp, Inc., a Maryland corporation, (the “Company”) were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and nine-month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2014 Consolidated Financial Statements presented in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 30, 2015. The consolidated financial statements include the accounts of Georgetown Bank (the “Bank”) and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes.  Actual results may differ from those estimates and such differences could be material to the financial statements.

(2)Corporate Structure

The Company completed a “second step” conversion to a fully public stock holding company on July 11, 2012. The Bank is a wholly owned subsidiary of the Company. Georgetown Securities Corporation, established in 1995 as a Massachusetts securities corporation for the purpose of buying, selling and holding securities on its own behalf, is a wholly owned subsidiary of the Bank.

(3)Earnings Per Common Share

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

Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income available to common stockholders	$425,000	$390,000	$1,038,000	$1,039,000

Basic common shares:
Weighted average shares outstanding	1,783,193	1,788,880	1,789,422	1,789,527
Less: Weighted average unallocated ESOP shares	(82,630)	(89,870)	(84,440)	(91,680)
Add: Weighted average unvested restricted stock shares with non-forfeitable dividend rights	44,868	38,501	43,338	41,103
Basic weighted average common shares outstanding	1,745,431	1,737,511	1,748,320	1,738,950

Dilutive potential common shares	7,578	4,580	8,420	5,054

Diluted weighted average common shares outstanding	1,753,009	1,742,091	1,756,740	1,744,004

Basic earnings per share	$0.24	$0.22	$0.59	$0.60

Diluted earnings per share	$0.24	$0.22	$0.59	$0.60

Options to purchase 90,483 shares, representing all outstanding options, were included in the computation of diluted earnings per share for the three and nine months ended September 30, 2015. Options to purchase 62,594 shares, representing all outstanding options, were included in the computation of diluted earnings per share for the three and nine months ended September 30, 2014.

(4)Recent Accounting Pronouncements

In May 2014 and August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 and 2015-14, “Revenue from Contracts with Customers (Topic 606).”  The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards.  The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.   The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019.  Earlier application is permitted only as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period, or an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which an entity first applies the guidance in ASU 2014-09..  The Company is currently reviewing ASUs 2014-09 and 2015-14 to determine if they will have an impact on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”  This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The new guidance does not change the accounting for a customer’s accounting for service contracts.  ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

In June 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” The guidance in ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements.  This ASU amends SEC paragraphs in the codification pursuant to the Staff Announcement at the June 18, 2015 Emerging Issue Task Force (“EITF”) Meeting, to clarify that the staff “would not object” to an entity deferring and presenting these debt issuance costs as an asset and subsequently amortizing these costs ratably over the term of the line- of- credit arrangement, regardless of whether there are outstanding borrowings on the line.  The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

(5)Securities

A summary of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At September 30, 2015

Securities available for sale

State and municipal	$2,422	$58	$(5)	$2,475

Residential mortgage-backed securities	17,376	254	(27)	17,603

Total securities available for sale	$19,798	$312	$(32)	$20,078

Securities held to maturity

Residential mortgage-backed securities	$677	$62	$—	$739

At December 31, 2014

State and municipal	$2,458	$54	$(5)	$2,507

Residential mortgage-backed securities	16,844	234	(59)	17,019

Total securities available for sale	$19,302	$288	$(64)	$19,526

Securities held to maturity

Residential mortgage-backed securities	$837	$79	$—	$916

All residential mortgage-backed securities have been issued by government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2015 is as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

After five years through ten years	$271	$280	$—	$—
Over ten years	2,151	2,195	—	—
	2,422	2,475	—	—
Residential mortgage-backed securities	17,376	17,603	677	739

	$19,798	$20,078	$677	$739

There were no sales of securities for the three and nine months ended September 30, 2015 and 2014.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position, is as follows:

	Less Than Twelve Months		Twelve Months Or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
At September 30, 2015

Securities available for sale

State and municipal	$—	$—	$(5)	$511

Residential mortgage-backed securities	—	—	(27)	3,391

Total temporarily impaired securities	$—	$—	$(32)	$3,902

At December 31, 2014

Securities available for sale

State and municipal	$—	$—	$(5)	$805

Residential mortgage-backed securities	—	—	(59)	5,456

Total temporarily impaired securities	$—	$—	$(64)	$6,261

Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

At September 30, 2015, four securities classified as available for sale had an unrealized loss with aggregate depreciation of 0.81% from the securities’ amortized cost basis.  The unrealized losses on the Company’s investments in state and municipal bonds and residential mortgage backed securities were primarily caused by changes in interest rates and not by credit quality.  Many of these investments are issued by government sponsored enterprises and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be OTTI.

(6)Loans and Servicing

Loans

A summary of loans is as follows:

	At		At
	September 30,		December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential loans:
One- to four-family	$82,803	33.10%	$84,199	36.12%
Home equity loans and lines of credit	18,581	7.43	16,499	7.08
Total residential mortgage loans	101,384	40.53	100,698	43.20

Commercial loans:
One- to four-family investment property	12,260	4.90	8,345	3.58
Multi-family real estate	23,338	9.33	15,020	6.44
Commercial real estate	66,292	26.50	62,227	26.69
Commercial business	18,828	7.52	17,838	7.65
Total commercial loans	120,718	48.25	103,430	44.36

Construction loans:
One- to four-family	14,511	5.80	13,056	5.60
Multi-family	7,821	3.13	10,842	4.65
Non-residential	5,492	2.19	4,828	2.07
Total construction loans	27,824	11.12	28,726	12.32

Consumer	261	0.10	289	0.12

Total loans	250,187	100.00%	233,143	100.00%

Other items:
Net deferred loan costs	315		379
Allowance for loan losses	(2,346)		(2,229)

Total loans, net	$248,156		$231,293

An analysis of the allowance for loan losses for the nine months ended September 30, 2015 and 2014 and at September 30, 2015 and December 31, 2014 is below. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
			One‑ to four‑
		Home equity	family
	One‑ to four‑	loans and	investment	Multi‑family	Commercial	Commercial	One‑ to four‑		Non-
	family	lines of credit	property	real estate	real estate	business	family	Multi‑family	residential	Consumer	Unallocated	Total
	(In thousands)

Allowance for loan losses

Nine Months Ended September 30, 2015
Beginning Balance	$273	$249	$46	$113	$943	$311	$117	$97	$77	$3	$—	$2,229
Charge-offs	—	—	—	—	—	(22)	—	—	—	(3)	—	(25)
Recoveries	—	1	—	—	—	—	—	—	—	3	—	4
(Benefit) provision	(72)	30	27	62	65	39	12	(31)	7	(1)	—	138
Ending Balance	$201	$280	$73	$175	$1,008	$328	$129	$66	$84	$2	$—	$2,346

Nine Months Ended September 30, 2014
Beginning Balance	$284	$274	$61	$108	$1,056	$291	$133	$66	$63	$15	$45	$2,396
Charge-offs	—	(14)	—	—	(248)	—	—	—	—	(2)	—	(264)
Recoveries	—	1	—	—	—	—	—	—	—	2	—	3
Provision (benefit)	3	(21)	(9)	4	26	19	(5)	24	5	(11)	(34)	1
Ending Balance	$287	$240	$52	$112	$834	$310	$128	$90	$68	$4	$11	$2,136

At September 30, 2015

Allowance for loan losses
Individually evaluated for impairment	$7	$—	$7	$—	$—	$—	$—	$—	$—	$—	$—	$14
Collectively evaluated for impairment	194	280	66	175	1,008	328	129	66	84	2	—	2,332
	$201	$280	$73	$175	$1,008	$328	$129	$66	$84	$2	$—	$2,346

Loans
Individually evaluated for impairment	$919	$105	$89	$—	$290	$—	$—	$—	$—	$—	$—	$1,403
Collectively evaluated for impairment	81,884	18,476	12,171	23,338	66,002	18,828	14,511	7,821	5,492	261	—	248,784
	$82,803	$18,581	$12,260	$23,338	$66,292	$18,828	$14,511	$7,821	$5,492	$261	$—	$250,187

At December 31, 2014

Allowance for loan losses
Individually evaluated for impairment	$7	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$7
Collectively evaluated for impairment	266	249	46	113	943	311	117	97	77	3	—	2,222
	$273	$249	$46	$113	$943	$311	$117	$97	$77	$3	$—	$2,229

Loans
Individually evaluated for impairment	$317	$27	$—	$—	$295	$—	$—	$—	$—	$—	$—	$639
Collectively evaluated for impairment	83,882	16,472	8,345	15,020	61,932	17,838	13,056	10,842	4,828	289	—	232,504
	$84,199	$16,499	$8,345	$15,020	$62,227	$17,838	$13,056	$10,842	$4,828	$289	$—	$233,143

The following is a summary of past-due and non-accrual loans at September 30, 2015 and December 31, 2014. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
At September 30, 2015
Residential loans:
One- to four-family	$—	$128	$651	$779	$82,024	$82,803	$—	$779
Home equity loans and lines of credit	47	—	—	47	18,534	18,581	—	—

Commercial loans:
One- to four-family investment property	—	—	—	—	12,260	12,260	—	—
Multi-family real estate	—	—	—	—	23,338	23,338	—	—
Commercial real estate	290	—	—	290	66,002	66,292	—	—
Commercial business	15	—	—	15	18,813	18,828	—	—

Construction loans:
One- to four-family	—	—	—	—	14,511	14,511	—	—
Multi-family	—	—	—	—	7,821	7,821	—	—
Non-residential	—	—	—	—	5,492	5,492	—	—

Consumer	4	—	—	4	257	261	—	—
Total	$356	$128	$651	$1,135	$249,052	$250,187	$—	$779

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
At December 31, 2014
Residential loans:
One- to four-family	$—	$620	$641	$1,261	$82,938	$84,199	$—	$951
Home equity loans and lines of credit	38	13	—	51	16,448	16,499	—	—

Commercial loans:
One- to four-family investment property	—	—	—	—	8,345	8,345	—	—
Multi-family real estate	—	—	—	—	15,020	15,020	—	—
Commercial real estate	295	—	—	295	61,932	62,227	—	—
Commercial business	—	—	—	—	17,838	17,838	—	—

Construction loans:
One- to four-family	—	—	—	—	13,056	13,056	—	—
Multi-family	—	—	—	—	10,842	10,842	—	—
Non-residential	—	—	—	—	4,828	4,828	—	—

Consumer	—	—	2	2	287	289	—	2
Total	$333	$633	$643	$1,609	$231,534	$233,143	$—	$953

The following is a summary of impaired loans at September 30, 2015 and December 31, 2014, and for the nine months and year then ended, respectively.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
(In thousands)
At September 30, 2015
Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$606	$606	$—	$61	$4
Home equity loans and lines of credit	105	105	—	34	1
Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	290	290	—	293	13
Commercial business	—	—	—	96	9
Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total impaired with no related allowance	$1,001	$1,001	$—	$484	$27

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$313	$313	$7	$314	$12
Home equity loans and lines of credit	—	—	—	—	—
Commercial loans:
One- to four-family investment property	89	89	7	45	2
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total with an allowance recorded	$402	$402	$14	$359	$14

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
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

The Company had two loan relationships that were classified as troubled debt restructures (“TDR”) totaling $776,000 during the nine months ended September 30, 2015. The first relationship involved two commercial business loans totaling $235,000 guaranteed by two individuals. During the nine months ended September 30, 2015, the business was sold and net proceeds of $100,000 were applied to the outstanding balances leaving a combined deficiency or pre-modification balance of $135,000. The $135,000 balance was modified into two loans held individually by the personal guarantors of the original loans on a pro-rated basis based on their respective ownership percentages. The first loan had a $45,000 balance and the borrower made a $22,500 cash payment and the remaining $22,500 balance was charged off to the allowance for loan losses resulting in a post-modification balance of zero.  The remaining balance was modified into a one- to four-family investment property loan with a post modification balance of $90,000.  The TDR did not result in a material impact to the allowance for loan losses. The second relationship involved a one- to four-family residential loan totaling $606,000 to one individual.   During the nine months ended September 30, 2015, the loan was modified to include a second individual and additional residential collateral was added.  The loan, with a post modification balance of $606,000, was restructured into an interest only note with maturity in 24 months.  A second loan, an interest only home equity loan with maturity in 24 months, representing the real estate taxes paid by the Company on behalf of the borrower, was established as part of the Forbearance Agreement. The home equity loan had a post modification balance of $80,000. As part of the Forbearance Agreement, the borrower will be working to develop land for potential sale which is collateralizing the TDR loan and the Company will receive 100% of the net proceeds to pay down the outstanding principle balance of the TDR.  When the loans mature, any remaining balance due must be paid in full or refinanced at that time.  The TDR did not result in a material impact to the allowance for loan losses. There is no commitment to lend additional funds to the borrowers whose loans were modified during the nine months ended September 30, 2015. There were no loan modifications made that resulted in a TDR during the nine months ended September 30, 2014.

At September  30, 2015 and December 31, 2014, there were no TDR loans in default of their modified terms.

The following table represents the Company’s loans by risk rating at September 30, 2015 and December 31, 2014. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
			One‑ to four‑
		Home equity	family
	One‑ to four‑	loans and lines	investment	Multi‑family	Commercial	Commercial	One‑ to four‑		Non-
	family	of credit	property	real estate	real estate	business	family	Multi‑family	residential	Consumer	Total
	(In thousands)
At September 30, 2015

Classification:
Not formally rated	$81,106	$18,501	$—	$—	$—	$—	$—	$—	$—	$261	$99,868
Pass	—	—	12,171	23,338	66,292	18,828	14,511	7,821	5,492	—	148,453
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	1,697	80	89	—	—	—	—	—	—	—	1,866
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$82,803	$18,581	$12,260	$23,338	$66,292	$18,828	$14,511	$7,821	$5,492	$261	$250,187

At December 31, 2014

Classification:
Not formally rated	$82,311	$16,499	$—	$—	$—	$—	$—	$—	$—	$287	$99,097
Pass	—	—	8,345	15,020	62,227	17,838	13,056	10,842	4,828	—	132,156
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	1,888	—	—	—	—	—	—	—	—	2	1,890
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$84,199	$16,499	$8,345	$15,020	$62,227	$17,838	$13,056	$10,842	$4,828	$289	$233,143

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

Loans serviced for others and mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $103.7 million and $113.4 million at September 30, 2015 and December 31, 2014, respectively.

The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was $1.1 million and $1.3 million at September 30, 2015 and December 31, 2014, respectively, and was determined using the moving average 10-year, U.S. Treasury rate plus 5.0%, adjusted to reflect the current credit spreads and conditions in the market as a discount rate. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association and an independent third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the independent third party valuation specialist.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity related to valuation allowances.

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)

Mortgage servicing rights:
Balance at beginning of period	$840	$1,084
Additions	10	62
Amortization	(255)	(266)
Balance at end of period	595	880

Valuation allowance:
Balance at beginning of period	6	26
Additions	13	—
Reductions	(15)	(24)
Balance at end of period	4	2

Mortgage servicing assets, net	$591	$878

Fair value of mortgage servicing assets	$1,140	$1,364

(7)Secured Borrowings and Collateral

Federal Home Loan Bank advances

At September 30, 2015 all Federal Home Loan Bank of Boston (“FHLB”) advances were secured by a blanket security agreement on qualified collateral, principally first mortgage loans on owner-occupied residential property in the amount of $70.5 million, $26.3 million commercial real estate loans and mortgage-backed securities with a fair value of $18.3 million.

(8)Fair Value Measurements

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

Level l - Valuation is based on quoted prices in active markets for identical assets or liabilities. Level l assets and liabilities generally include debt and equity securities that are traded in an active exchange market. At September 30, 2015, the Company had no assets or liabilities valued using Level 1 measurements.

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

All of the Company’s securities that are measured at fair value are included in Level 2 and are based on pricing models from independent, third party pricing services that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no liabilities measured at fair value. All of the Company’s impaired loans that are measured at fair value are included in Level 3 and are based on the appraised value of the underlying collateral considering discounting factors, if deemed appropriate, and adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation. The Company did not have any significant transfers of assets or liabilities to or from Levels 1 and 2 of the fair value hierarchy during the nine month period ended September 30, 2015.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 are summarized below.

				Total
				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
At September 30, 2015

Assets

Securities available for sale

State and municipal	$—	$2,475	$—	$2,475

Residential mortgage-backed securities	—	17,603	—	17,603

Total securities available for sale	$—	$20,078	$—	$20,078

At December 31, 2014

Assets

Securities available for sale

State and municipal	$—	$2,507	$—	$2,507

Residential mortgage-backed securities	—	17,019	—	17,019

Total securities available for sale	$—	$19,526	$—	$19,526

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. Assets measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014 are summarized below. The fair value adjustments relate to the amount of write-down recorded or related allowance recorded as of September 30, 2015 and December 31, 2014.

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
	(In thousands)
At September 30, 2015

Impaired loans	$—	$—	$388	$388	$(14)

				Assets	Adjustments
	Level 1	Level 2	Level 3	At Fair Value	to Fair Value
	(In thousands)
At December 31, 2014

Impaired loans	$—	$—	$310	$310	$(7)

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

Capitalized mortgage servicing rights: Fair value is based on a quarterly, independent third-party valuation model that calculates the present value of estimated future net servicing income. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association and a third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the independent third party valuation specialist. The discount rate is the moving average 10-year, U.S. Treasury rate plus 5.0% adjusted to reflect the current credit spreads and conditions in the market. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances and all are obtained from independent market sources.

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

Off-balance-sheet instruments:  The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.  At September 30, 2015 and December 31, 2014, the fair value of commitments outstanding is not significant since fees charged are not material.

The estimated fair values and related carrying amounts of the Company’s financial instruments at September 30, 2015 and December 31, 2014 are as follows.

	September 30, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$6,527	$6,527	$—	$—	$6,527
Securities available for sale	20,078	—	20,078	—	20,078
Securities held to maturity	677	—	739	—	739
FHLB stock	2,917	2,917	—	—	2,917
Bankers Bank Northeast stock	60	60	—	—	60
Loans, net	248,156	—	—	248,853	248,853
Accrued interest receivable	825	825	—	—	825
Capitalized mortgage servicing rights	591	—	1,140	—	1,140

Financial liabilities:
Deposits	$194,184	$—	$194,400	$—	$194,400
Short-term FHLB advances	31,000	31,000	—	—	31,000
Long-term FHLB advances	27,100	—	27,309	—	27,309
Mortgagors’ escrow accounts	1,623	1,623	—	—	1,623
Accrued interest payable	56	56	—	—	56

	December 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$4,918	$4,918	$—	$—	$4,918
Securities available for sale	19,526	—	19,526	—	19,526
Securities held to maturity	837	—	916	—	916
FHLB stock	2,907	2,907	—	—	2,907
Loans held for sale	990	1,016	—	—	1,016
Loans, net	231,293	—	—	231,971	231,971
Accrued interest receivable	752	752	—	—	752
Capitalized mortgage servicing rights	834	—	1,335	—	1,335

Financial liabilities:
Deposits	$182,354	$—	$182,799	$—	$182,799
Short-term FHLB advances	30,000	30,000	—	—	30,000
Long-term FHLB advances	24,600	—	24,847	—	24,847
Mortgagors’ escrow accounts	1,194	1,194	—	—	1,194
Accrued interest payable	52	52	—	—	52

(9)Equity Incentive Plans

At September 30, 2015 the Company had two equity incentive plans, the 2009 Equity Plan and the 2014 Equity Plan. Both plans were described more fully in Note 12 of the consolidated financial statements and notes thereto for the year ended December 31, 2014.

The following table presents the activity for the 2009 and 2014 Equity Plans for the nine months ended September 30, 2015.

	Stock Options
		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at beginning of year	61,681	$12.13
Granted	30,000	$17.55
Exercised	(1,198)	$9.48

Outstanding at end of year	90,483	$13.96

Exercisable at end of year	35,625

Weighted average fair value of options granted during the year	$5.91

Options Outstanding				Options Exercisable
Number	Weighted-Average		Weighted	Number	Weighted
Outstanding	Remaining		Average	Exercisable	Average
as of 9/30/2015	Contractual Life		Exercise Price	as of 9/30/2015	Exercise Price

9,162	4.40	Years	$9.33	9,162	$9.33
10,117	5.40	Years	$9.55	8,856	$9.55
8,778	6.40	Years	$9.58	6,358	$9.58
15,316	7.40	Years	$14.00	7,106	$14.00
17,110	8.40	Years	$14.98	4,143	$15
30,000	9.40	Years	$17.55	—	$—
90,483	7.63	Years	$13.96	35,625	$11.02

	Non-vested
	Restricted Stock
		Weighted
		Average
	Number of	Grant Date
	Shares	Value

Outstanding at beginning of year	37,071	$12.85
Granted	20,000	$17.55
Vested	(12,205)	$11.89

Outstanding at end of year	44,866	$15.21

As of September 30, 2015, unrecognized share-based compensation expense related to non-vested options amounted to $254,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $565,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 3.3 years.

For the nine months ended September 30, 2015, the Company recognized compensation expense for stock options of $66,000 with a related tax benefit of $9,000. The related tax benefit applies only to non-qualified stock options. For the nine months ended September 30, 2015, the Company recognized compensation expense for restricted stock awards of $155,000 with a related tax benefit of $62,000.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We continued to maintain strong asset quality, as non-performing assets to total assets was 0.27% at September 30, 2015. Net income for the nine months ended September 30, 2015 decreased $1,000 compared to the same period in 2014. An increase in non-interest expense and an increase in the provision for loan losses were partially offset by an increase in net interest and dividend income and an increase in non-interest income. Net interest and dividend income increased primarily due to an increase in average loans outstanding. The provision for loan losses totaled $138,000 for the nine months ended September 30, 2015, compared to a $1,000 provision for loan losses during the same period in 2014.  Non-interest income increased $64,000, or 8.3%, primarily due to an increase in gain on sale of Small Business Administration (“SBA”) loans. Mortgage banking income has declined, as the Company has placed less focus on the mortgage banking operation. The Company continues to focus on generating commercial loans, core deposit growth and increasing operating efficiencies, which we believe will build long-term stockholder value. To support the continued growth of our commercial loans, we opened a Loan Production Office (“LPO”) in southern New Hampshire during September 2014.

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Total assets increased $16.4 million, or 6.1%, to $287.4 million at September 30, 2015 from $271.0 million at December 31, 2014. The increase was primarily due to an increase in loans.

Cash and cash equivalents increased $1.6 million, or 32.7%, to $6.5 million at September 30, 2015 from $4.9 million at December 31, 2014. This temporary increase resulted from the timing of normal cash flows.

Loans (excluding loans held for sale), net of allowance for loan losses, increased $16.9 million, or 7.3%, to $248.2 million at September 30, 2015 from $231.3 million at December 31, 2014, due primarily to an increase in commercial loans and residential loans, partially offset by a decrease in construction loans. Despite the current competitive market, we have decided to maintain our historically high underwriting standards instead of relaxing these standards, and we have not reduced loan rates below levels at which we could not operate profitably.  Commercial loans increased $17.3 million, or 16.7%, to $120.7 million at September 30, 2015 from $103.4 million at December 31, 2014, primarily due to an  $8.3 million, or 55.4%, increase in multi-family real estate loans, a  $4.1 million, or 6.5%, increase in commercial real estate loans and a $3.9 million, or 46.9%, increase in one- to four-family real estate loans. Construction loans decreased by $902,000, or 3.1%, to $27.8 million at September 30, 2015 from $28.7 million at December 31, 2014, primarily due to a $3.0 million, or 27.9%, decrease in multi-family construction loans, partially offset by a  $664,000, or 13.8%, increase in non-residential construction loans and a $1.5 million, or 11.1%, increase in one- to four-family construction loans. The majority of our construction loans remain collateralized by residential real estate (74.6% at September 30, 2015 and 83.2% at December 31, 2014).  One- to four-family residential mortgage loans decreased $1.4 million, or 1.7%, to $82.8 million at September 30, 2015 from $84.2 million at December 31, 2014, as a decrease in mortgage rates resulted in an increase in loan prepayments. Home equity loans and lines of credit increased $2.1 million, or 12.6%, to $18.6 million at September 30, 2015 from $16.5 million at December 31, 2014.

Our total securities portfolio increased $392,000, or 1.9%, to $20.8 million at September 30, 2015 from $20.4 million at December 31, 2014, as we invested excess cash primarily in available for sale mortgage-backed securities.

Deposits increased $11.8 million, or 6.5%, to $194.2 million at September 30, 2015 from $182.4 million at December 31, 2014. The increase in deposits was primarily due to an increase of $10.3 million, or 19.7%, in money market accounts. Demand deposits increased $882,000, or 3.4%, and savings accounts increased $701,000, or 4.9%. Certificates of deposit decreased $92,000, or 0.2%, as a decrease in retail certificates of deposit of $4.7 million, or 15.6%, was partially offset by an increase of $4.6 million, or 15.8%, in funds gathered through the use of a deposit listing service. Management continues to focus on the generation of core checking accounts.

Total FHLB advances increased $3.5 million, or 6.4%, to $58.1 million at September 30, 2015 compared to $54.6 million at December 31, 2014. Short-term advances increased $1.0 million and long-term advances increased $2.5 million during the nine months ended September 30, 2015.  The increase in total FHLB advances was used to fund loan demand.

Stockholders’ equity increased $810,000, or 2.6%, to $31.5 million at September 30, 2015 from $30.7 million at December 31, 2014. The increase resulted primarily from net income of $1.0 million for the nine months ended September 30, 2015, partially offset by the shares repurchased as part of an announced buyback program and dividend payments. The Company repurchased 20,091 shares at a cost of $369,000 during the nine months ended September 30, 2015. Dividend payments totaled $240,000 for the nine months ended September 30, 2015. Other comprehensive income, net of taxes, of $36,000 reflects the change in net unrealized gains/losses, net of taxes, on securities available for sale from a net unrealized gain of $143,000 at December 31, 2014 to a net unrealized gain of $179,000 at September 30, 2015.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At		At
	September 30,		December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$82,803	33.10%	$84,199	36.12%
Home equity loans and lines of credit	18,581	7.43	16,499	7.08
Total residential mortgage loans	101,384	40.53	100,698	43.20

Commercial loans:
One- to four-family investment property	12,260	4.90	8,345	3.58
Multi-family real estate	23,338	9.33	15,020	6.44
Commercial real estate	66,292	26.50	62,227	26.69
Commercial business	18,828	7.52	17,838	7.65
Total commercial loans	120,718	48.25	103,430	44.36

Construction loans:
One- to four-family	14,511	5.80	13,056	5.60
Multi-family	7,821	3.13	10,842	4.65
Non-residential	5,492	2.19	4,828	2.07
Total construction loans	27,824	11.12	28,726	12.32

Consumer	261	0.10	289	0.12

Total loans	250,187	100.00%	233,143	100.00%

Other items:
Net deferred loan costs	315		379
Allowance for loan losses	(2,346)		(2,229)

Total loans, net	$248,156		$231,293

Asset Quality. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due and/or on non-accrual status are generally considered non-performing assets.

	At September 30,	At December 31,
	2015	2014
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$779	$951
Commercial loans	—	—
Construction loans	—	—
Consumer	—	2

Total non-accrual loans	779	953

Non-performing restructured loans	—	—

Total non-performing loans	779	953

Other real estate owned	—	—

Total non-performing assets	$779	$953

Ratios:
Non-performing loans to total loans	0.31%	0.41%
Non-performing assets to total assets	0.27%	0.35%
Allowance for loan losses to non-performing loans	301.16%	233.89%

Total delinquent loans decreased $474,000, from $1.6 million at December 31, 2014 to $1.1 million at September 30, 2015, primarily in residential one- to four-family loans.

Non-performing assets totaled $779,000 and $953,000 at September 30, 2015 and December 31, 2014, respectively. Total non-performing assets represented 0.27% and 0.35% of total assets at September 30, 2015 and December 31, 2014, respectively.

Loans classified as substandard decreased $24,000, to $1.9 million at September 30, 2015 from $1.9 million at December 31, 2014.

The allowance for loan losses increased $117,000 to $2.3 million at September 30, 2015 primarily due to the growth in the commercial loan portfolio. Loan charge-offs were $25,000 and recoveries were $4,000 for the nine months ended September 30, 2015, as compared to loan charge-offs of $264,000 and recoveries of $3,000 for the same period in 2014. The allowance represented 0.94% of total loans at September 30, 2015 and 0.96% of total loans at December 31, 2014. At these levels, the allowance for loan losses as a percentage of non-performing loans was 301.16% at September 30, 2015 and 233.89% at December 31, 2014.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

General.  Net income increased $35,000, or 9.0%, to $425,000 for the three months ended September 30, 2015, from $390,000 for the three months ended September 30, 2014. The increase in net income was caused by an increase in net interest and dividend income and an increase in non-interest income, partially offset by an increase in the provision for loan losses and non-interest expense.

Interest and Dividend Income. Interest and dividend income increased $186,000, or 6.6%, to $3.0 million for the three months ended September 30, 2015, primarily due to an increase in interest income on loans. Interest income on loans increased $186,000, or 7.0%, to $2.8 million for the three months ended September 30, 2015, due to a $12.4 million, or 5.4%, increase in the average balance of loans and a seven basis point increase in yield to 4.66% for the three months ended September 30, 2015 from 4.59% for the three months ended September 30, 2014.

Interest and dividend income on investment securities decreased $1,000, or 0.7%, to $146,000 for the three months ended September 30, 2015 from $147,000 for the three months ended September 30, 2014, due to a $232,000, or 1.0% decrease in the average balance of investment securities for the three months ended September 30, 2015.

Interest Expense. Interest expense increased $60,000, or 16.2%, to $431,000 for the three months ended September 30, 2015 from $371,000 for the three months ended September 30, 2014. Interest expense on deposits increased $57,000, or 26.8%, to $270,000 for the three months ended September 30, 2015 from $213,000 for the three months ended September 30, 2014, due to an increase in the average balance of interest-bearing deposits of $12.7 million, or 8.2%, to $167.0 million for the three months ended September 30, 2015 from $154.4 million for the three months ended September 30, 2014 and an increase in the average rate we paid on interest-bearing deposits to 0.65% for the three months ended September 30, 2015 compared to 0.55% for the three months ended September 30, 2014.  The increase in interest expense on deposits was primarily due to money market deposits.  Interest expense on money market deposits increased $47,000, or 146.9%, to $79,000 for the three months ended September 30, 2015 from $32,000 for the three months ended September 30, 2014 due to an increase in the average balance in money market deposits of $13.1 million, or 26.5%, to $62.6 million for the three months ended September 30, 2015 from $49.5 million for the same period in 2014 and by an increase in the average rate we paid on money market deposits to 0.50% for the three months ended September 30, 2015 compared to 0.26% for the same period in 2014. Money market deposit balance increases were primarily due to a new money market product with a premium rate we began to promote during the second half of 2014.

Interest expense on FHLB advances increased $3,000, or 1.9%, to $161,000 for the three months ended September 30, 2015 from $158,000 for the three months ended September 30, 2014. The increase was primarily due to the average rate we paid, which increased seven basis points to 1.23% for the three months ended September 30, 2015 compared to 1.16% for the three months ended September 30, 2014, partially offset by a $2.0 million, or 3.6%, decrease in the average outstanding balance of advances to $52.3 million for the three months ended September 30, 2015 from $54.3 million for the three months ended September 30, 2014. The average outstanding balance of long-term advances increased $3.8 million, or 15.6%, to $28.1 million for the three months ended September 30, 2015 from $24.3 million for the three months ended September 30, 2014 and the average outstanding balance of short-term advances decreased $5.8 million, or 19.3%, to $24.2 million for the three months ended September 30, 2015 from $30.0 million for the same period in 2014, as we continued to extend the maturities of our short-term FHLB advances, reflecting expectations that short-term rates will increase in the near-term. We expect the average balance of short-term FHLB advances to increase in the near term, as we fund current loan demand.

Net Interest and Dividend Income. Net interest and dividend income increased $126,000, or 5.2%, to $2.6 million for the three months ended September 30, 2015 compared to $2.4 million for the three months ended September 30, 2014. The increase in net interest and dividend income was primarily the result of a $2.5 million, or 5.0%, increase in net average interest-earning assets to $52.3 million for the three months ended September 30, 2015, from $49.8 million for the same period in 2014. Our net interest margin may compress in the future due to competitive pricing in our market area and due to a rising interest rate environment.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several quantitative and qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we recorded a provision for loan losses of $111,000 for the three months ended September 30, 2015, compared to a provision for loan losses of $1,000 for the three months ended September 30, 2014. We recorded $1,000 in loan recoveries and we did not record any loan charge-offs during the three months ended September 30, 2015, compared to $37,000 in loan charge-offs and no loan recoveries during the three months ended September 30, 2014. The allowance for loan losses was $2.3 million, or 0.94%, of total loans and 301.16% of non-performing loans at September 30, 2015, compared to an allowance for loan losses of $2.2 million, or 0.96%, of total loans and 233.89% of non-performing loans at December 31, 2014. For additional information please refer to Note 6 Loans and Servicing.

Non-interest Income.  Non-interest income increased $125,000, or 50.2%, to $374,000 for the three months ended September 30, 2015 from $249,000 for the three months ended September 30, 2014, primarily due to an increase in gain on sale of SBA loans and customer service fees.  The Company recorded its first gains on sale of SBA loans, totaling $86,000 for the three months ended September 30, 2015. The Bank has partnered with a third party that specializes in supporting community banks with SBA loan secondary marketing activity. It is expected that we will increase our focus on developing this source of non-interest income in the future. Income from customer service fees increased $29,000, or 18.1%, to $189,000 for the three months ended September 30, 2015 from $160,000 for the three months ended September 30, 2014. The increase was primarily from the Company’s commercial customer base. Mortgage banking income increased $5,000, or 8.9%, to $61,000 for the three months ended September 30, 2015 from $56,000 for the three months ended September 30, 2014.  Based on a change in our business strategy, we no longer intend to expand our residential mortgage banking operation.

Non-interest Expense. Non-interest expense increased $74,000, or 3.6%, to $2.1 million for the three months ended September 30, 2015. Salaries and benefits expense increased $76,000, or 6.7%. Occupancy and equipment expense increased $26,000, or 11.0%, primarily due to expenses associated with our LPO which opened in September 2014. Data processing expenses increased $15,000, or 11.0%, primarily due to one-time implementation fees of $3,000 expensed during the three months ended September 30, 2015 and on going increases associated with new products and services. Other general and administrative expenses decreased $41,000, or 14.2%, primarily due to a $25,000 reduction in recruitment expense.

Income Tax Expense. The income before income taxes of $694,000 resulted in income tax expense of $269,000 for the three months ended September 30, 2015, compared to income before income taxes of $627,000 resulting in an income tax expense of $237,000 for the three months ended September 30, 2014. The effective income tax rate was 38.8% for the three months ended September 30, 2015 compared to 37.8% for the three months ended September 30, 2014. The increase in the effective tax rate was primarily due to an increase in income before income taxes and an increase in taxable loan interest income as a percentage of total income, as the Company’s strategic focus has been to develop its commercial banking business.

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

	Three Months Ended September 30,
	2015			2014
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$243,639	$2,841	4.66%	$231,193	$2,655	4.59%
Investment securities (1)	23,906	153	2.56%	24,138	155	2.56%
Short-term investments	4,113	2	0.19%	3,161	1	0.13%
Total interest-earning assets	271,658	2,996	4.41%	258,492	2,811	4.35%
Non-interest-earning assets	8,376	—		9,233	—
Total assets	$280,034	2,996		$267,725	2,811

Interest-bearing liabilities:
Savings deposits	$15,106	1	0.03%	$14,197	1	0.03%
NOW accounts	30,536	21	0.28%	28,174	12	0.17%
Money market accounts	62,606	79	0.50%	49,497	32	0.26%
Certificates of deposit	58,784	169	1.15%	62,512	168	1.07%
Total interest-bearing deposits	167,032	270	0.65%	154,380	213	0.55%
FHLB advances	52,288	161	1.23%	54,268	158	1.16%
Total interest-bearing liabilities	219,320	431	0.79%	208,648	371	0.71%
Non-interest-bearing liabilities:
Demand deposits	27,428			26,602
Other non-interest-bearing liabilities	2,896			3,135
Total liabilities	249,644			238,385
Stockholders’ equity	30,390			29,340
Total liabilities and equity	$280,034			$267,725
Net interest-earning assets (3)	$52,338			$49,844
Fully tax-equivalent net interest income		2,565			2,440

Less: tax-equivalent adjustments		(7)			(8)
Net interest income		$2,558			$2,432
Net interest rate spread (1)(4)			3.62%			3.64%
Net interest margin (1)(5)			3.78%			3.78%
Average of interest-earning assets to interest-bearing liabilities			123.86%			123.89%

(1)

Interest and yield on investment securities, interest rate spread and net interest margin, are presented on a tax-equivalent basis. Tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of income.  For the three months ended September 30, 2015 and 2014 the yield on investment securities before tax-equivalent adjustments was 2.44%, and the yield on total interest-earning assets was 4.40% and 4.34%, respectively. Net interest rate spread before tax-equivalent adjustments for the three months ended September 30, 2015 and 2014 was 3.61% and 3.63%, respectively, while net interest margin before tax-equivalent adjustments was 3.77% and 3.76%, respectively.

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

	For the Three Months Ended September 30, 2015
	Compared to the Three Months Ended
	September 30, 2014
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$143	$43	$186
Investment securities (1)	(1)	(1)	(2)
Short-term investments	—	1	1

Total interest-earning assets	142	43	185

Interest-bearing liabilities:
Savings deposits	—	—	—
NOW accounts	1	8	9
Money market accounts	8	39	47
Certificates of deposit	(10)	11	1

Total interest-bearing deposits	(1)	58	57

FHLB advances	(6)	9	3

Total interest-bearing liabilities	(7)	67	60

Change in net interest income	$149	$(24)	$125

(1)

Municipal securities income and net interest income are presented on a tax-equivalent basis using a tax rate of 34% resulting in an adjustment of $7,000 and $8,000 for the three months ended September 30, 2015 and 2014, respectively.

Comparison of Operating Results for the Nine months Ended September 30, 2015 and 2014

General.  Net income decreased $1,000, or 0.1%, to $1.0 million for the nine months ended September 30, 2015. The decrease in net income was caused by an increase in the provision for loan losses and non-interest expense, partially offset by an increase in net interest and dividend income and non-interest income.

Interest and Dividend Income. Interest and dividend income increased $380,000, or 4.6%, to $8.7 million for the nine months ended September 30, 2015, primarily due to an increase in interest income on loans. Interest income on loans increased $381,000, or 4.8%, to $8.3 million for the nine months ended September 30, 2015, due to a $6.3 million, or 2.8%, increase in the average balance of loans and by a nine basis point increase in yield to 4.68% for the nine months ended September 30, 2015 from 4.59% for the nine months ended September 30, 2014.

Interest and dividend income on investment securities decreased $3,000, or 0.7%, to $432,000 for the nine months ended September 30, 2015 from $435,000 for the nine months ended September 30, 2014, due to a 10 basis point decrease in yield to 2.40% for the nine months ended September 30, 2015 from 2.50% for the nine months ended September 30, 2014, partially offset by a $737,000, or 3.2%, increase in the average balance of investment securities for the nine months ended September 30, 2015. The increase in average balance of investment securities was in residential mortgage-backed securities.

Interest Expense. Interest expense increased $163,000, or 15.2%, to $1.2 million for the nine months ended September 30, 2015 from $1.1 million for the nine months ended September 30, 2014. Interest expense on deposits increased $137,000, or 22.2%, to $754,000 for the nine months ended September 30, 2015 from $617,000 for the nine months ended September 30, 2014, due to an increase in the average balance of interest-bearing deposits of $9.1 million, or 5.9%, to $163.6 million for the nine months ended September 30, 2015 from $154.6 million for the nine months ended September 30, 2014 and an increase in the average rate we paid on interest-bearing deposits to 0.61% for the nine months ended September 30, 2015 compared to 0.53% for the nine months ended September 30, 2014.  The increase in interest expense on deposits was primarily due to an increase in expense on money market deposits.  Interest expense on money market deposits increased $125,000, or 198.4%, to $188,000 for the nine months ended September 30, 2015 from $63,000 for the nine months ended September 30, 2014 due to an increase in the average balance in money market deposits of $12.1 million, or 26.3%, to $58.2 million for the nine months ended September 30, 2015 from $46.1 million for the same period in 2014 and by an increase in the average rate we paid on money market deposits to 0.43% for the nine months ended September 30, 2015 compared to 0.18% for the same period in 2014. Money market deposit balance increases were primarily due to a new money market product with a premium rate we began to promote during the second half of 2014.

Interest expense on FHLB advances increased $26,000, or 5.7%, to $483,000 for the nine months ended September 30, 2015 from $457,000 for the nine months ended September 30, 2014. The increase was primarily due to the average rate we paid, which increased 20 basis points to 1.32% for the nine months ended September 30, 2015 compared to 1.12% for the nine months ended September 30, 2014, partially offset by a $5.7 million, or 10.5%, decrease in the average outstanding balance of advances to $48.8 million for the nine months ended September 30, 2015 from $54.5 million for the nine months ended September 30, 2014. The average outstanding balance of long-term advances increased $5.1 million, or 21.5%, to $28.8 million for the nine months ended September 30, 2015 from $23.7 million for the nine months ended September 30, 2014 and the average outstanding balance of short-term advances decreased $10.8 million, or 35.1%, to $20.0 million for the nine months ended September 30, 2015 from $30.8 million for the same period in 2014, as we continued to extend the maturities of our short-term FHLB advances, reflecting expectations that short-term rates will increase in the near-term. We expect the average balance of short-term FHLB advances to increase in the near term, as we fund current loan demand.

Net Interest and Dividend Income. Net interest and dividend income increased $217,000, or 3.0%, to $7.5 million for the nine months ended September 30, 2015 compared to $7.3 million for the nine months ended September 30, 2014. The increase in net interest and dividend income was primarily the result of a $4.9 million, or 10.3%, increase in net average interest-earning assets to $52.3 million for the nine months ended September 30, 2015, from $47.4 million for the same period in 2014, partially offset by a one basis point decrease in net interest margin to 3.77% for the nine months ended September 30, 2015 compared to 3.78% for the same period in 2014. Our net interest margin may compress in the future due to competitive pricing in our market area and due to a rising interest rate environment.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several quantitative and qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we recorded a $138,000 provision for loan losses for the nine months ended September 30, 2015 compared to a $1,000 provision for loan losses for the nine months ended September 30, 2014. We recorded $25,000 in loan charge-offs and $4,000 in loan recoveries during the nine months ended September 30, 2015, compared to $264,000 in loan charge-offs and $3,000 in loan recoveries during the nine months ended September 30, 2014. The allowance for loan losses was $2.3 million, or

0.94%, of total loans and 301.16% of non-performing loans at September 30, 2015, compared to an allowance for loan losses of $2.2 million, or 0.96%, of total loans and 233.89% of non-performing loans at December 31, 2014. For additional information please refer to Note 6 Loans and Servicing.

Non-interest Income.  Non-interest income increased $64,000, or 8.3%, to $839,000 for the nine months ended September 30, 2015 from $775,000 for the nine months ended September 30, 2014, primarily due to an increase in gain on sale of SBA loans and customer service fees, partially offset by a decrease in mortgage banking income.  The Company recorded its first gains on sale of SBA loans, totaling $86,000 during the three months ended September 30, 2015. The Bank has partnered with a third party that specializes in supporting community banks with SBA loan secondary marketing activity. It is expected that we will increase our focus on developing this source of non-interest income in the future. Income from customer service fees increased $45,000, or 9.1%, to $539,000 for the nine months ended September 30, 2015 from $494,000 for the nine months ended September 30, 2014. The increase was primarily from the Company’s commercial customer base. Mortgage banking income decreased $67,000, or 37.4%, to $112,000 for the nine months ended September 30, 2015 from $179,000 for the nine months ended September 30, 2014.  Based on a change in our business strategy, we no longer intend to expand our residential mortgage banking operation.

Non-interest Expense. Non-interest expense increased $134,000, or 2.1%, to $6.5 million for the nine months ended September 30, 2015. Salaries and benefits expense increased $98,000, or 2.8%. Occupancy and equipment expense increased $62,000, or 8.5%, primarily due to expenses associated with our LPO, which opened in September 2014. Data processing expenses increased $24,000, or 5.3%, primarily due to one-time implementation fees expensed during the nine months ended September 30, 2015. Professional fees decreased $29,000, or 7.4%, primarily due to a reduction in legal and consulting expenses. Other general and administrative expenses decreased $20,000, or 2.3%, primarily due to a $57,000 reduction in losses associated with fraudulent debit card transactions, partially offset by a $38,000 expense related to a legal settlement with a customer.

Income Tax Expense. The income before income taxes of $1.7 million resulted in income tax expense of $629,000 for the nine months ended September 30, 2015, compared to income before income taxes of $1.7 million resulting in an income tax expense of $618,000 for the nine months ended September 30, 2014. The effective income tax rate was 37.7% for the nine months ended September 30, 2015 and 37.3% for the nine months ended September 30, 2014.

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

	Nine Months Ended September 30,
	2015			2014
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$236,162	$8,289	4.68%	$229,827	$7,908	4.59%
Investment securities (1)	23,983	454	2.52%	23,246	458	2.63%
Short-term investments	4,572	5	0.15%	3,375	3	0.12%
Total interest-earning assets	264,717	8,748	4.41%	256,448	8,369	4.35%
Non-interest-earning assets	8,386	—		9,213	—
Total assets	$273,103	8,748		$265,661	8,369

Interest-bearing liabilities:
Savings deposits	$14,969	2	0.02%	$14,110	2	0.02%
NOW accounts	30,836	61	0.26%	29,863	41	0.18%
Money market accounts	58,221	188	0.43%	46,112	63	0.18%
Certificates of deposit	59,623	503	1.12%	64,473	511	1.06%
Total interest-bearing deposits	163,649	754	0.61%	154,558	617	0.53%
FHLB advances	48,777	483	1.32%	54,478	457	1.12%
Total interest-bearing liabilities	212,426	1,237	0.78%	209,036	1,074	0.69%
Non-interest-bearing liabilities:
Demand deposits	27,082			24,551
Other non-interest-bearing liabilities	3,352			3,053
Total liabilities	242,860			236,640
Stockholders’ equity	30,243			29,021
Total liabilities and stockholders’ equity	$273,103			$265,661
Net interest-earning assets (3)	$52,291			$47,412
Fully tax-equivalent net interest income		7,511			7,295

Less: tax-equivalent adjustments		(22)			(23)
Net interest income		$7,489			$7,272
Net interest rate spread (1)(4)			3.63%			3.66%
Net interest margin (1)(5)			3.78%			3.79%
Average of interest-earning assets to interest-bearing liabilities			124.62%			122.68%

(1)

Interest and yield on investment securities, interest rate spread and net interest margin, are presented on a tax-equivalent basis. Tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of income.  For the nine months ended September 30, 2015 and 2014 the yield on investment securities before tax-equivalent adjustments was 2.40% and 2.50%, respectively, and the yield on total interest-earning assets was 4.40% and 4.34%, respectively. Net interest rate spread before tax-equivalent adjustments for the nine months ended September 30, 2015 and 2014 was 3.62% and 3.65%, respectively, while net interest margin before tax-equivalent adjustments was 3.77% and 3.78%, respectively.

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

	For the Nine Months Ended September 30, 2015
	Compared to the Nine Months Ended
	September 30, 2014
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$218	$163	$381
Investment securities (1)	15	(19)	(4)
Short-term investments	1	1	2

Total interest-earning assets	234	145	379

Interest-bearing liabilities:
Savings deposits	—	—	—
NOW accounts	1	19	20
Money market accounts	17	108	125
Certificates of deposit	(38)	30	(8)

Total interest-bearing deposits	(20)	157	137

FHLB advances	(48)	74	26

Total interest-bearing liabilities	(68)	231	163

Change in net interest income	$302	$(86)	$216

(1)

Municipal securities income and net interest income are presented on a tax-equivalent basis using a tax rate of 34% resulting in an adjustment of $22,000 and $23,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2015, cash and cash equivalents totaled $6.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $20.1 million at September 30, 2015. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $143.7 million. At September 30, 2015, we had $58.1 million in FHLB advances outstanding, $30.8 million in certificates of deposit obtained through a listing service and $2.8 million in brokered certificates of deposit, allowing the Company access to an additional $52.0 million in wholesale funds based on policy guidelines.

At September 30, 2015 we had $6.6 million in loan commitments outstanding. In addition to commitments to originate loans, we had $41.4 million in unadvanced funds to borrowers.

At September 30, 2015 we had $2.0 million in outstanding irrevocable stand-by letters of credit.  These letters of credit, which have terms of twelve months, collateralize specific municipal deposits.  The fair value of these letters of credit approximate contract values based on the nature of the fee arrangements with the FHLB.

Certificates of deposit due within one year of September 30, 2015 totaled $22.7 million, or 11.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits than we currently pay on the certificates of deposit due on or before September 30, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

Our primary investing activities are the origination and purchase of loans and the purchase of securities. During the nine months ended September 30, 2015, we originated $62.5 million in loans, purchased $7.6 million of residential loans and purchased $2.5 million of investment securities. We expect to purchase additional residential mortgages to replace recent residential loan prepayments.

Financing activities consist primarily of activity in deposit accounts and FHLB advances.  We experienced a net increase in total deposits of $11.8 million for the nine months ended September 30, 2015. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. FHLB advances increased $3.5 million during the nine months ended September 30, 2015 due to loan growth. FHLB advances have primarily been used to fund loan demand and deposit outflows. We sold $2.3 million in conforming residential mortgage loans and $1.2 million of SBA loans during the nine months ended September 30, 2015.

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

At September 30, 2015, Georgetown Bank met each of its capital requirements and was considered “well-capitalized”, and also met each of its capital requirements on a fully phased-in basis.

Off-Balance Sheet Arrangements. For the nine months ended September 30, 2015, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.Controls and Procedures

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

Item 1.Legal Proceedings

Neither the Company nor the Bank is engaged in pending legal proceedings material to the Company’s consolidated financial condition or results of operations.

Item 1A.Risk Factors

Other than as set forth in prior filings with the Securities and Exchange Commission or this Quarterly Report on Form 10-Q, there have been no material changes to the Risk Factors set forth in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 30, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c) The following table presents a summary of the Company’s share repurchases during the quarter ended September 30, 2015.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Program (1)	Program (1)
July 1 through July 31, 2015	0	$0.00	0	15,973
August 1 through August 31, 2015	0	$0.00	0	15,973
September 1 through September 30, 2015	0	$0.00	0	15,973

(1)

On July 23, 2013 the Company announced that its Board of Directors had authorized a second stock repurchase program pursuant to which the Company intends to purchase up to approximately 5.0% of its then issued and outstanding shares, or up to 93,765 shares. The repurchase program has no expiration date.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

a) Not applicable.

b) There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during the period covered by this Form 10-Q.

Item 6.Exhibits

31.1Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101The following financial statements from Georgetown Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 13, 2015, formatted in XBRL: (1) Consolidated Statements of Financial Condition, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, (6) Notes to Consolidated Financial Statements.

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

GEORGETOWN BANCORP, INC.
(Registrant)

Date: November 13, 2015	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2015	/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)