Form 10-K
period 2015-12-31
Georgetown Bancorp, Inc.
filed 2016-03-29
CIK 1542299

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity as of June 30, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $26.8 million.

As of March 23, 2016, there were 1,840,920 shares issued and outstanding of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2016 Annual Meeting of Stockholders (Part III)

Georgetown Bancorp, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2015

PART I

ITEM 1.Business

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

The executive office of the Company is located at 2 East Main Street, Georgetown, Massachusetts 01833. Our telephone number at this address is (978) 352-8600 and our website address is www.georgetownbank.com. Information on our website is not considered and should not be considered part of this Form 10-K. The Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System.

Georgetown Bank

Georgetown Bank (the “Bank”) is a federally chartered savings bank headquartered in Georgetown, Massachusetts. The Bank was originally founded in 1868. In connection with its initial mutual holding company reorganization and stock offering, the Bank converted from a Massachusetts-chartered savings bank to a federally chartered savings bank in 2005. The Bank conducts business from its main office located at 2 East Main Street in Georgetown, Massachusetts, and its branch offices located in North Andover and Rowley, Massachusetts and Stratham, New Hampshire. The telephone number at its main office is (978) 352-8600. The Bank is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (“OCC”).

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

The population in Essex County, Massachusetts grew 4.66% from 2010 to 2015, compared to a growth rate of 2.28% for Rockingham County, New Hampshire (located in southern New Hampshire), 4.01% for the Commonwealth of Massachusetts and 4.43% for the United States as a whole during the same time period. Median household income for 2015 was $68,821 in Essex County, Massachusetts compared to $79,141, $69,807 and $55,551 for Rockingham County, New Hampshire, the Commonwealth of Massachusetts and the United States as a whole, respectively, for the same year. The average unemployment rate for Essex County, Massachusetts, was 4.9% for 2015, compared to 6.1% for 2014. The average unemployment rate for Rockingham County, New Hampshire decreased to 3.8% for 2015 compared to 4.8% for 2014, and the average unemployment rate for the Commonwealth of Massachusetts decreased to 4.7% for 2015 compared to 5.9% for 2014. By comparison, the average unemployment rates for the United States as a whole were 5.3% for 2015 and 6.2% for 2014.

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

As of June 30, 2015 (the latest date for which information is available), our market share was 1.00% of total deposits in Essex County, Massachusetts, making us the 21st largest out of 36 financial institutions in Essex County based upon deposit share as of that date. This data does not reflect deposits held by credit unions.

Lending Activities

In recent years, we have diversified our lending activities by increasing our origination of commercial and multi-family real estate loans, one- to four-family investment property loans and commercial business loans. Our commercial loan portfolio, including construction loans, has grown significantly since 2011, to $151.0 million, or 59.0% of our total loan portfolio as of December 31, 2015 compared to $82.6 million, or 50.8% of our loan portfolio at December 31, 2011.  We plan to continue to emphasize our commercial lending activities in the future.  We also originate consumer loans that are not secured by real estate, including automobile loans, deposit account loans and unsecured personal loans. For a description of our business strategy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy.”

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$86,472	33.78%	$84,199	36.12%	$92,450	40.93%	$95,546	52.54%	$62,613	38.46%
Home equity loans and lines of credit	18,263	7.13	16,499	7.08	15,399	6.82	15,560	8.56	17,118	10.51
Total residential mortgage loans	104,735	40.91	100,698	43.20	107,849	47.75	111,106	61.10	79,731	48.97

Commercial loans:
One- to four-family investment property	15,255	5.96	8,345	3.58	11,089	4.91	11,355	6.25	10,816	6.64
Multi-family real estate	30,709	12.00	15,020	6.44	14,462	6.40	5,346	2.94	13,037	8.01
Commercial real estate	67,152	26.23	62,227	26.69	54,272	24.02	32,730	18.00	25,399	15.60
Commercial business	17,548	6.85	17,838	7.65	16,681	7.39	8,653	4.76	10,137	6.23
Total commercial loans	130,664	51.04	103,430	44.36	96,504	42.72	58,084	31.95	59,389	36.48

Construction loans:
One- to four-family	12,967	5.07	13,056	5.60	9,848	4.36	7,379	4.06	11,941	7.33
Multi-family	1,486	0.58	10,842	4.65	7,304	3.24	3,665	2.02	10,656	6.55
Non-residential	5,925	2.31	4,828	2.07	3,955	1.75	1,161	0.64	629	0.39
Total construction loans	20,378	7.96	28,726	12.32	21,107	9.35	12,205	6.72	23,226	14.27

Consumer	237	0.09	289	0.12	408	0.18	414	0.23	451	0.28

Total loans	256,014	100.00%	233,143	100.00%	225,868	100.00%	181,809	100.00%	162,797	100.00%

Other items:
Net deferred loan costs	377		379		440		570		147
Allowance for loan losses	(2,408)		(2,229)		(2,396)		(1,780)		(1,824)

Total loans, net	$253,983		$231,293		$223,912		$180,599		$161,120

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2015. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Residential				Commercial
			Home Equity Loans and		One- to four-family
	One- to four-family		Lines of Credit		investment property		Multi-family real estate		Commercial real estate		Commercial business
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2016	$33	5.18%	$2	6.75%	$7,871	6.26%	$1,001	5.38%	$608	6.21%	$314	4.07%
2017	742	5.29%	85	5.37%	8	3.50%	1,943	4.42%	1,115	5.22%	1,883	4.56%
2018	852	4.99%	45	7.27%	24	3.88%	961	4.25%	4,530	4.54%	3,109	5.20%
2019-2020	510	5.78%	124	5.30%	898	4.87%	16	4.75%	2,987	5.36%	4,305	5.03%
2021-2025	1,167	5.23%	1,388	3.75%	5,673	4.54%	26,788	4.30%	36,779	4.85%	7,116	4.98%
2026-2030	4,531	3.64%	4,766	5.04%	129	5.25%	—	—%	4,856	4.07%	821	4.46%
2031 and beyond	78,637	4.17%	11,853	4.04%	652	5.95%	—	—%	16,277	4.22%	—	—%

Total	$86,472	4.18%	$18,263	4.30%	$15,255	5.51%	$30,709	4.34%	$67,152	4.66%	$17,548	4.95%

	Construction
	One- to four-family		Multi-family		Non-residential		Consumer		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2016	$9,393	6.06%	$678	6.00%	$—	—%	$82	16.04%	$19,982	6.12%
2017	2,450	5.58%	408	5.50%	—	—%	34	6.32%	8,668	5.02%
2018	—	—%	—	—%	—	—%	80	7.68%	9,601	4.80%
2019-2020	—	—%	—	—%	—	—%	39	9.94%	8,879	5.19%
2021-2025	—	—%	400	5.00%	1,031	5.25%	—	—%	80,342	4.65%
2026-2030	200	4.75%	—	—%	2,341	4.37%	—	—%	17,644	4.30%
2031 and beyond	924	4.81%	—	—%	2,553	3.99%	2	2.51%	110,898	4.17%

Total	$12,967	5.86%	$1,486	5.59%	$5,925	4.36%	$237	10.71%	$256,014	4.57%

The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at December 31, 2015 that are contractually due after December 31, 2016.

	Due After December 31,
	Fixed	Adjustable	Total
	(In thousands)

Residential:
One- to four-family	$67,776	$18,663	$86,439
Home equity loans and lines lines of credit	1,217	17,044	18,261
Total residential mortgage loans	68,993	35,707	104,700

Commercial:
One- to four-family investment property	2,746	4,638	7,384
Multi-family real estate	3,295	26,413	29,708
Commercial real estate	6,530	60,014	66,544
Commercial business	6,894	10,340	17,234
Total commercial loans	19,465	101,405	120,870

Construction:
One- to four-family	1,874	1,700	3,574
Multi-family	408	400	808
Non-residential	—	5,925	5,925
Total construction	2,282	8,025	10,307

Consumer	155	—	155

Total loans	$90,895	$145,137	$236,032

One- to Four-Family Residential Loans. The Company generally originates residential loans on a brokered basis, whereby loans are processed and closed by a third party generating fee income for the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy.” We brokered $13.2 million in one- to four-family loans, which generated fees of $155,000, and sold $2.3 million in one- to four-family loans during the year ended December 31, 2015. We originated $4.7 million in one- to four-family loans for our portfolio and purchased $12.3 million during the year ended December 31, 2015. At December 31, 2015, $86.5 million, or 33.8% of our loan portfolio consisted of one- to four-family residential mortgage loans. One- to four-family mortgage loan originations are generally obtained from our outside and in-house loan representatives, from existing or past customers, through advertising, and through referrals from local real estate brokers and attorneys, and are underwritten pursuant to our policies and standards. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. Fixed-rate mortgage loans generally are originated for terms of 10 to 40 years. Generally, all fixed-rate residential mortgage loans are underwritten according to secondary market policies and procedures, which allows for sale in the secondary market, consistent with our asset-liability management and portfolio needs.

We also offer adjustable-rate mortgage loans for one- to four-family properties, primarily with an interest rate based on the one-year LIBOR Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-or five-year initial fixed-rate period. We originated $1.4 million of adjustable-rate, one- to four-family residential loans during the year ended December 31, 2015 and $5.6 million of fixed-rate one- to four-family residential loans during the same period. Of these fixed-rate originations, $2.3 million, or 33.1%, were originated for sale in the secondary mortgage market. Our adjustable-rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 5%, regardless of the initial rate. Our adjustable-rate mortgage loans amortize over terms of up to 30 years. Generally, all adjustable-rate residential mortgage loans are underwritten according to secondary market policies and procedures.

Adjustable-rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable-rate mortgage loans with respect to interest rate risk may be limited during periods of rapidly rising interest rates. At December 31, 2015, $18.7 million, or 21.6%  of our one- to four-family residential loans, had adjustable rates of interest.

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

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance for the benefit of Georgetown Bank. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans. Our loan policy provides that we will not originate loans secured by real estate that contains underground fuel storage tanks. At December 31, 2015, our largest residential mortgage loan had a principal balance of $1.2 million and was secured by a residence located in Boxford, Massachusetts. This loan was performing in accordance with its original repayment terms at December 31, 2015.

Home Equity Loans and Home Equity Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by one- to four-family residences. At December 31, 2015, home equity loans and equity lines of credit totaled $18.3 million, or 7.1% of total loans. Additionally, at December 31, 2015, the unadvanced amounts of home equity lines of credit totaled $8.5 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined loan-to-value ratio for home equity loans and equity lines of credit is generally limited to 85%. Home equity loans are offered with fixed-rates of interest and with terms of up to 15 years. Our home equity lines of credit have adjustable-rates of interest that are generally equal to the prime rate, as reported in The Wall Street Journal, plus 0.50%.

Commercial Real Estate Loans. We originate commercial real estate loans, including commercial lines of credit, generally in our primary lending market area, that are secured by properties used for business purposes such as small office buildings, retail facilities and owner-occupied properties. At December 31, 2015, commercial real estate loans totaled $67.2 million, which amounted to 26.2% of total loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property, provided such loans comply with our loans-to-one borrower limit for these types of loans. Our loans-to-one borrower limit is 15% of Georgetown Bank’s unimpaired capital, which limit was $4.8 million at December 31, 2015, but we generally target commercial real estate loans with balances of up to $3.0 million. At December 31, 2015, our average commercial real estate loan had a balance of $722,100. Our commercial real estate loans may be made with terms of up to 10 years with an amortization of 25 years, are offered with interest rates that are fixed or adjust periodically, and are generally indexed to Federal Home Loan Bank of Boston borrowing rates. When possible these loans provide for a pre-payment penalty.

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

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower, except for existing amortizing loan relationships less than $350,000. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at December 31, 2015 was a $3.6 million loan collateralized by a self-storage facility located in Norfolk County, Massachusetts. This loan was performing according to its original repayment terms at December 31, 2015.

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

One- to Four-Family Investment Property Loans. We originate commercial real estate loans on one- to four-family investment properties. The subject properties are non-owner occupied and are generally under a business name or in an individual’s name in instances where an individual owns more investment property than what is allowed under Fannie Mae guidelines. At December 31, 2015, one- to four-family investment property loans totaled $15.3 million, which amounted to 6.0% of total loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property, provided such loans comply with our loans-to-one borrower limit for these types of loans. We generally target one- to four-family investment property loans with balances up to $750,000. At December 31, 2015, our average one- to four-family investment property loan had a balance of $272,400. Our loans for one- to four-family investment properties may be made with terms of up to 10 years with an amortization period of up to 25 years, are offered with interest rates that are fixed or adjust periodically, and are generally indexed to Federal Home Loan Bank of Boston advance rates. When possible these loans provide for a pre-payment penalty.

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

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower, except for existing amortizing loan relationships less than $350,000. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a rent roll and copies of leases, as applicable. The largest one- to four-family investment property loan in our portfolio at December 31, 2015 was a $2.0 million loan collateralized by multiple residential properties located in Massachusetts and southern New Hampshire. This loan was performing according to its original repayment terms at December 31, 2015.

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

Multi-Family Real Estate Loans. We originate commercial real estate loans on multi-family properties. The subject properties are non-owner occupied rental properties greater than four units and generally under a business name or in an individual’s name. At December 31, 2015, multi-family real estate loans totaled $30.7 million, which amounted to 12.0% of total loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property, provided such loans comply with our loans-to-one borrower limit for these types of loans. We generally target multi-family loans with balances up to $2.5 million. At December 31, 2015, our average multi-family real estate loan had a balance of $1.1 million. Our loans for multi-family real estate properties may be made with terms of up to 10 years with an amortization of up to 25 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to Federal Home Loan Bank of Boston advance rates. When possible these loans provide for a pre-payment penalty.

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

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower, except for existing amortizing loan relationships less than $350,000. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a rent roll and copies of leases, as applicable. The largest multi-family real estate loan in our portfolio at December 31, 2015 was a $3.6 million loan collateralized by a 30 unit multi-family property located in Middlesex County, Massachusetts. This loan was performing according to its original repayment terms at December 31, 2015.

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

Commercial Business Loans. At December 31, 2015, we had $17.5 million in commercial business loans, which amounted to 6.8% of total loans. We make commercial business loans in our primary lending market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit, which was $4.8 million at December 31, 2015. Such loans are generally used for short and long-term working capital purposes such as providing working capital for purchasing inventory or to acquire fixed assets such as machinery or equipment. Commercial business loans are made with either adjustable or fixed-rates of interest. Variable rates are generally based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed-rate commercial business loans are set either at a margin above the Federal Home Loan Bank of Boston comparable advance rate or the prime rate. When making commercial business loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if applicable. Commercial business loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and we also require the business principals to execute such loans in their individual capacities. Depending on the amount of the loan and the collateral used to secure the loan, commercial business loans are generally made in amounts of up to 80% of the value of the collateral securing the loan. Commercial business loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2015, our largest outstanding commercial business loan had an outstanding balance of $1.1 million, which was secured by multi-family and residential properties located in Essex County, Massachusetts. This loan was performing according to its original repayment terms at December 31, 2015.

Construction Loans. We originate construction loans for the development of one- to four and multi-family residential properties and non-residential properties located in our primary lending market area to experienced local developers and to individuals for the construction of their personal residences. At December 31, 2015, one- to four-family residential construction loans amounted to $13.0 million, or 5.1% of total loans. At December 31, 2015, the unadvanced portion of these residential construction loans totaled $7.6 million. At December 31, 2015, construction loans collateralized by multi-family properties totaled $1.5 million, or 0.6% of total loans. The unadvanced portion of these construction loans totaled $1.7 million at December 31, 2015. Construction loans collateralized by non-residential properties totaled $5.9 million, or 2.3% of total loans. The unadvanced portion of these construction loans totaled $3.1 million at December 31, 2015.

Our one- to four- and multi-family residential construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. We originate one- to four and multi-family residential construction loans with a maximum loan-to-value ratio of 90% for single unit owner occupied construction projects, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. The maximum loan-to-value on two- to four and multi-family residential properties is 80% of the appraised value or sales price, whichever is less, of the secured property. Before making a commitment to fund a one- to four- or multi-family residential construction loan, we require an appraisal on the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. At December 31, 2015, the largest outstanding one- to four-family residential construction loan commitment was for $3.9 million for the construction of a condominium project located in Essex County, Massachusetts, $2.3 million of which was outstanding. This loan was performing according to its original repayment terms at December 31, 2015. At December 31, 2015, the largest multi-family construction loan commitment was $2.4 million for the construction of a property located in Suffolk County, Massachusetts, $678,000 of which was outstanding. This loan was performing according to its original repayment terms at December 31, 2015.

To a lesser extent, our construction loan projects include apartment, retail and office buildings, and strip malls. These loans generally have an interest-only phase during construction and are generally set at a fixed-rate. Disbursement of funds is at our sole discretion and is based on independent third-party inspections of the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At December 31, 2015, the largest non-residential construction loan commitment was for $4.3 million, collateralized by a commercial property located in Rockingham County, New Hampshire, $2.6 million of which was outstanding. This loan was performing according to its original repayment terms at December 31, 2015.

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

The maximum amount of a construction loan is limited by our loans-to-one-borrower limit, which was $4.8 million at December 31, 2015.

Consumer Loans. We offer consumer loans to customers residing in our primary lending market area with acceptable credit ratings. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. Consumer loans totaled $237,000 or 0.1% of our total loan portfolio at December 31, 2015.

Largest Lending Relationship. At December 31, 2015, our largest lending relationship was a $4.3 million non-residential construction loan, $2.6 million of which was outstanding. This loan was performing in accordance with its original repayment terms at December 31, 2015.

Origination, Participation and Servicing of Loans. Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations. All loans we originate are underwritten pursuant to our policies and procedures. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed or adjustable-rate loans depends upon the relative customer demand for such loans, which is affected by the current and expected future levels of market interest rates. From time to time, we will participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31, 2015, we had $2.5 million in loan participation interests in which we were the lead bank and $2.9 million in loan participation interests in which we were the participating bank.  Our primary emphasis continues to be the origination of commercial loans.

Future residential loan originations may be sold on a servicing-retained or servicing-released basis, depending on secondary market pricing at the time of sale. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments are made on behalf of the borrowers and generally administering the loans. During the year ended December 31, 2015, we originated $7.0 million of fixed-rate and adjustable-rate one- to four-family loans, $5.7 million of which were placed in our portfolio.

The following table shows our loan originations and repayment activities for the periods indicated.

	Years Ended
	December 31,
	2015	2014	2013	2012	2011
	(In thousands)

Total loans at beginning of period	$233,143	$225,868	$181,809	$162,797	$180,080
Loans originated:
Residential mortgage loans	12,740	35,901	64,386	104,080	37,383
Commercial loans	34,706	29,837	60,708	26,707	15,294
Construction loans	33,525	14,682	25,137	15,911	22,966
Consumer	95	56	184	189	165

Total loans originated	81,066	80,476	150,415	146,887	75,808

Loans purchased:	12,350	374	—	17,398	—

Deduct:
Principal repayments	(66,591)	(51,945)	(64,734)	(81,734)	(72,912)
Loan sales	(3,954)	(20,640)	(40,621)	(60,933)	(19,410)
Loans held for sale	—	(990)	(1,001)	(2,606)	(769)

Net loan activity	22,871	7,275	44,059	19,012	(17,283)

Total loans at end of period	$256,014	$233,143	$225,868	$181,809	$162,797

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

With regard to the lending authority of the Designated Individuals, our President and Chief Executive Officer and Executive Vice President and Chief Operating Officer each possess individual authority to approve all residential types of credit in amounts up to $750,000. Our President and Chief Executive Officer and our Executive Vice President and Chief Operating Officer may approve all residential and commercial loan types of credits in amounts up to $1.0 million on a combined basis. Senior Vice President/Commercial Loan Officers possess individual authority to approve all commercial types of credit in amounts up to $500,000.

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

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$776	$951	$399	$1,070	$696
Commercial loans	—	—	—	2,105	—
Construction loans	—	—	—	—	2,437
Consumer	—	2	—	—	—

Total non-accrual loans	776	953	399	3,175	3,133

Non-performing restructured loans	—	—	—	—	—

Total non-performing loans	776	953	399	3,175	3,133

Other real estate owned	—	—	—	203	30

Total non-performing assets	$776	$953	$399	$3,378	$3,163

Ratios:
Non-performing loans to total loans	0.30%	0.41%	0.18%	1.75%	1.92%
Non-performing assets to total assets	0.26%	0.35%	0.15%	1.60%	1.59%
Allowance for loan losses to non-performing loans	310.31%	233.89%	600.50%	56.06%	58.22%

At December 31, 2015, non-accrual loans totaled $776,000 and consisted of two one- to four-family residential loans. For the year ended December 31, 2015, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $43,000. Interest income recognized on non-performing loans for the year ended December 31, 2015 was $34,000.

At December 31, 2015, troubled debt restructured (“TDR”) loans totaled $1.4 million and consisted of two one- to four-family residential loan, two home equity loans, one one- to four-family investment property loan and one commercial real estate loan.  For the year ended December 31, 2015 gross interest income that would have been recorded had the TDR loans been in accordance with their original terms amounted to $49,000.  Interest income recognized on TDR loans for the year ended December 31, 2015 was $51,000.  There were two loan relationships that were classified as TDRs totaling $775,000 during the year ended December 31, 2015.

Delinquent Loans. The following table sets forth the number and amount of delinquent loans by type at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2015
Residential mortgage loans	—	$—	1	$649	1	$649
Commercial loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Consumer	1	4	—	—	1	4

Total	1	$4	1	$649	2	$653

At December 31, 2014
Residential mortgage loans	2	$633	1	$641	3	$1,274
Commercial loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Consumer	—	—	1	2	1	2

Total	2	$633	2	$643	4	$1,276

At December 31, 2013
Residential mortgage loans	1	$245	1	$399	2	$644
Commercial loans	1	267	—	—	1	267
Construction loans	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	2	$512	1	$399	3	$911

At December 31, 2012
Residential mortgage loans	1	$284	2	$773	3	$1,057
Commercial loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Consumer	2	2	—	—	2	2

Total	3	$286	2	$773	5	$1,059

At December 31, 2011
Residential mortgage loans	1	$175	1	$391	2	$566
Commercial loans	—	—	—	—	—	—
Construction loans	1	100	2	1,168	3	1,268
Consumer	—	—	—	—	—	—

Total	2	$275	3	$1,559	5	$1,834

Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At December 31, 2015, $1.4 million, or 0.5% of total loans, had been identified as potential problem loans, of which $289,000 is delinquent and consists of two one- to four-family loans, five home equity loans, one one- to four-family investment property loan, one commercial business loan and two consumer loans.

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

On the basis of management’s review of our assets, at December 31, 2015, we had classified $1.9 million of our assets as substandard, which consisted of six loans, four of which has been restructured. These loans consisted of four one- to four-family residential real estate loans with a principal balance of $1.7 million, one home equity loan with a principal balance of $80,000 and one one- to four-family investment property loan with a principal balance of $88,000. At December 31, 2015, we had valuation allowances of $14,000 related to the loans classified as substandard. At December 31, 2014, we had classified $1.9 million of our assets as substandard, which consisted of five loans, one of which has been restructured.  At December 31, 2014, we had valuation allowances of $12,000 related to the loans classified as substandard. At December 31, 2015 and 2014, we had no loans classified as doubtful or loss. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Years Ended
	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Balance at beginning of year	$2,229	$2,396	$1,780	$1,824	$1,651

Charge-offs:
Residential mortgage loans	—	(14)	(130)	(144)	(741)
Commercial loans	(22)	(248)	—	(13)	(13)
Construction loans	—	—	—	(191)	—
Consumer	(4)	(7)	(9)	(38)	(34)

Total charge-offs	(26)	(269)	(139)	(386)	(788)

Recoveries:
Residential mortgage loans	1	1	43	137	9
Commercial loans	—	—	—	—	1
Construction loans	—	—	—	—	—
Consumer	4	3	4	5	2

Total recoveries	5	4	47	142	12

Net (charge-offs) recoveries	(21)	(265)	(92)	(244)	(776)
Provision for loan losses	200	98	708	200	949

Balance at end of year	$2,408	$2,229	$2,396	$1,780	$1,824

Ratios:
Net (charge-offs) recoveries to average loans outstanding	(0.01)%	(0.12)%	(0.05)%	(0.15)%	(0.44)%

Allowance for loan losses to non-performing loans at end of year	310.31%	233.89%	600.5%	56.06%	58.22%

Allowance for loan losses to total loans at end of year	0.94%	0.96%	1.06%	0.98%	1.12%

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

	December 31,
	2015		2014		2013		2012		2011
		Percent of		Percent of		Percent of		Percent of		Percent of
	Allowance	Loans in Each	Allowance	Loans in Each	Allowance	Loans in Each	Allowance	Loans in Each	Allowance	Loans in Each
	for	Category to	for	Category to	for	Category to	for	Category to	for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)
Residential loans:
One- to four-family	$197	33.79%	$273	36.12%	$284	40.93%	$378	52.54%	$346	38.46%
Home equity loans and lines of credit	276	7.13	249	7.08	274	6.82	254	8.56	341	10.51
Total residential mortgage loans	473	40.92	522	43.20	558	47.75	632	61.10	687	48.97

Commercial loans:
One- to four-family investment property	90	5.96	46	3.58	61	4.91	62	6.25	59	6.64
Multi-family real estate	233	12.00	113	6.44	108	6.40	40	2.94	98	8.01
Commercial real estate	1,021	26.23	943	26.69	1,056	24.02	668	18.00	400	15.60
Commercial business	305	6.85	311	7.65	291	7.39	159	4.76	234	6.23
Total commercial loans	1,649	51.04	1,413	44.36	1,516	42.72	929	31.95	791	36.48

Construction loans:
One- to four-family	113	5.06	117	5.60	133	4.36	149	4.06	228	7.33
Multi-family	12	0.58	97	4.65	66	3.24	34	2.02	98	6.55
Non-residential	91	2.31	77	2.07	63	1.75	25	0.64	11	0.39
Total construction loans	216	7.95	291	12.32	262	9.35	208	6.72	337	14.27

Consumer	2	0.09	3	0.12	15	0.18	11	0.23	9	0.28

Unallocated	68	—	—	—	45	—	—	—	—	—

Total	$2,408	100.00%	$2,229	100.00%	$2,396	100.00%	$1,780	100.00%	$1,824	100.00%

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

Investments

Our Investment Policy is reviewed annually by management and any changes to the policy are recommended to and are subject to the approval of our Board of Directors. Authority to make investments under the approved Investment Policy guidelines is delegated to appropriate officers. While general investment strategies are developed by the Finance Committee and authorized by the Board of Directors, the execution of specific actions rests with our President and Chief Executive Officer or our Chief Financial Officer, who may act individually or jointly. Our President and Chief Executive Officer and Chief Financial Officer are both responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment. Each of these individuals is authorized to execute investment transactions (purchases and sales) up to $2.5 million per transaction without the prior approval of the Finance Committee and within the scope of the established Investment Policy. Each transaction in excess of $2.5 million must receive prior approval of the Finance Committee. All investment transactions are reviewed at regularly scheduled meetings of the Board of Directors. The Finance Committee is comprised of five non-employee directors.

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

Our investment portfolio at December 31, 2015, at amortized cost, included $3.0 million in state and municipal securities. We also invest in residential mortgage-backed securities, which consist of United States government agencies and government-sponsored enterprise obligations. At December 31, 2015, the amortized cost of our residential mortgage-backed securities portfolio totaled $19.1 million, or 6.4% of total assets, and included $19.0 million in fixed-rate and $66,000 in adjustable-rate securities guaranteed by Fannie Mae and Freddie Mac. Securities are classified as held to maturity or available for sale at the date of purchase.  At December 31, 2015, we owned $2.9 million in Federal Home Loan Bank of Boston stock. As a member of the Federal Home Loan Bank of Boston, we are required to purchase stock in the Federal Home Loan Bank of Boston based on our level of outstanding advances.

The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

	December 31,
	2015		2014		2013
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale

State and municipal	$2,410	$2,470	$2,458	$2,507	$2,505	$2,394
Residential mortgage-backed securities	16,543	16,558	16,844	17,019	16,381	15,887

Total securities available for sale	$18,953	$19,028	$19,302	$19,526	$18,886	$18,281

Securities held to maturity

State and municipal	$573	$585	$—	$—	$—	$—
Residential mortgage-backed securities	2,539	2,543	837	916	1,050	1,136

Total securities held to maturity	$3,112	$3,128	$837	$916	$1,050	$1,136

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2015 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
	(Dollars in thousands)
Securities available for sale

State and municipal	$—	—%	$—	—%	$270	5.00%	$2,140	4.69%	$2,410	$2,470	4.72%
Residential mortgage-backed securities	—	—%	35	5.26%	—	—%	16,508	2.92%	16,543	16,558	2.93%

Total securities available for sale	$—	—%	$35	5.26%	$270	5.00%	$18,648	3.13%	$18,953	$19,028	3.16%

Securities held to maturity

State and municipal	$—	—%	$—	—%	$—	—%	$573	4.00%	$573	$585	4.00%
Residential mortgage-backed securities	2	5.50%	4	6.00%	12	6.00%	2,521	2.53%	2,539	2,543	2.55%

Total securities held to maturity	$2	5.50%	$4	6.00%	$12	6.00%	$3,094	2.80%	$3,112	$3,128	2.82%

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Boston advances, and to a lesser extent brokered deposits, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, funds are derived from scheduled loan payments, investment maturities, loan prepayments, loan sales, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary deposit market area, as 69.6% of total deposits at December 31, 2015, were from Essex County, Massachusetts. Our strategic plan includes a greater emphasis on developing commercial business activities, both deposit and lending customer relationships. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have used brokered deposits in the past and it is anticipated that their future use could increase. As of December 31, 2015, brokered deposits totaled $2.8 million and certificate accounts obtained through the QwickRate listing service totaled $29.4 million.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Personalized customer service and long-standing relationships with customers are relied upon to attract and retain deposits.  “On us” deposit accounts represent outstanding checks drawn on demand accounts owned by the Bank.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2015, $72.3 million, or 34.8%, of our deposit accounts were certificates of deposit, of which $22.5 million had maturities of one year or less.

The following table sets forth the distribution of total deposits by account type and related weighted average rates, at the dates indicated.

	At December 31,
	2015			2014			2013
			Weighted			Weighted			Weighted
			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type
Demand	$27,718	13.34%	—%	$26,066	14.29%	—%	$24,528	13.94%	—%
On us accounts	599	0.29	—%	783	0.43	—%	934	0.53	—%
NOW	30,036	14.46	0.29%	30,049	16.48	0.20%	28,927	16.44	0.17%
Money market deposits	61,617	29.66	0.52%	52,202	28.63	0.34%	43,062	24.47	0.09%
Regular and other savings	15,492	7.46	0.02%	14,226	7.80	0.02%	14,755	8.39	0.02%
Total non-certificate accounts	135,462	65.21	0.30%	123,326	67.63	0.19%	112,206	63.77	0.08%

Certificates of deposits	72,264	34.79	1.40%	59,028	32.37	1.10%	63,755	36.23	1.02%

Total deposits	$207,726	100.00%	0.68%	$182,354	100.00%	0.49%	$175,961	100.00%	0.42%

The following table sets forth the deposit activities for the periods indicated.

	Years Ended
	December 31,
	2015	2014	2013
	(In thousands)

Beginning balance	$182,354	$175,961	$154,439
Net increase in deposits before interest credited	24,296	5,557	20,936
Interest credited	1,076	836	586
Net increase in deposits	25,372	6,393	21,522
Ending balance	$207,726	$182,354	$175,961

As of December 31, 2015, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $54.4 million. The following table indicates the amount of those certificates of deposit as of December 31, 2015 by time remaining until maturity.

At
December 31, 2015
(In thousands)
Three months or less	$1,142
Over three months through six months	1,088
Over six months through one year	12,099
Over one year to three years	32,703
Over three years	7,400
Total	$54,432

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,
	2015	2014	2013
	(In thousands)
Interest Rate
Less than 1%	$10,042	$24,525	$32,772
1.00%-1.99%	48,354	30,414	24,823
2.00%-2.99%	13,868	4,089	6,148
3.00%-3.99%	—	—	12

Total	$72,264	$59,028	$63,755

The following table sets forth the amount and maturities of certificate of deposits at December 31, 2015.

	Maturing During the Years Ended				Maturing
	December 31,	December 31,	December 31,	December 31,	After December 31,
	2016	2017	2018	2019	2019	Total
	(In thousands)
Interest Rate
Less than 1%	$8,432	$1,584	$26	$—	$—	$10,042
1.00%-1.99%	11,644	20,330	8,822	6,205	1,353	48,354
2.00%-2.99%	2,411	971	9,949	33	504	13,868

Total	$22,487	$22,885	$18,797	$6,238	$1,857	$72,264

Borrowings. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Boston. As of December 31, 2015, we had Federal Home Loan Bank of Boston advances in the amount of $50.6 million, which represented 19.1% of total liabilities and had a weighted average maturity of 1.07 years. We can currently borrow up to approximately $85.2 million from the Federal Home Loan Bank of Boston through our membership.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank of Boston advances at the dates and for the periods indicated.

	At or For the Years ended
	December 31,
	2015	2014	2013
	(Dollars in thousands)

Short-Term Advances (1)
Balance at end of period	$23,500	$30,000	$32,825
Average balance during period	21,882	30,257	22,317
Maximum outstanding at any month end	31,000	33,575	38,425
Weighted average rate at end of period	0.44%	0.25%	0.18%
Average interest rate during period	0.25%	0.20%	0.20%

Long-Term Advances
Balance at end of period	$27,100	$24,600	$22,100
Average balance during period	28,340	23,735	19,759
Maximum outstanding at any month end	29,600	24,600	22,100
Weighted average rate at end of period	2.09%	2.20%	2.32%
Average interest rate during period	2.09%	2.31%	2.74%

(1)	Represents advances with original maturities of three months or less.

Subsidiary Activities

Georgetown Securities Corporation, established in 1995 as a Massachusetts securities corporation for the purpose of buying, selling and holding securities on its own behalf, is a wholly owned subsidiary of Georgetown Bank. The income earned on Georgetown Securities Corporation’s securities is subject to a significantly lower rate of state tax than that assessed on income earned on securities maintained at Georgetown Bank. At December 31, 2015, Georgetown Securities Corporation had total assets of $22.3 million, all of which were in securities and cash to be invested.

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

Personnel

As of December 31, 2015, we had 45 full-time employees, four part-time employees and three seasonal employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

At December 31, 2015, our total federal pre-1988 base year reserve was $723,000. However, under current law, pre-1988 base year reserves remain subject to recapture should Georgetown Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2015, Georgetown Bank had no net operating loss carryforwards for federal income tax purposes.

Capital Loss Carryovers. A financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. At December 31, 2015, Georgetown Bank had no capital loss carryforward for federal income tax purposes.

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

Beginning in 2014, the Company and the Bank are subject to the New Hampshire Business Enterprise Tax (“BET”) and the Business Profits Tax (“BPT”).

The New Hampshire BET is a minimum tax imposed at 0.75% of the combined apportioned amounts of payroll, interest expense and dividends paid.  The tax imposed can be a credit against the BPT and is subject to a five year carry forward period.

The New Hampshire BPT is imposed on the combined apportioned taxable income of the Company and the Bank at a tax rate of 8.5%.  The taxable income is determined using the U. S. Internal Revenue Code, in effect as of December 31, 2000 subject to certain adjustments.  The following adjustments are made: taxes on or measured by income, franchise taxes measured by net income and capital stock taxes imposed by a state are disallowed, and a deduction for interest of United States obligation is allowed.  Earnings and distributions received from unconsolidated affiliates and partnerships are eliminated.

SUPERVISION AND REGULATION

General

Georgetown Bank is a federally chartered savings bank that is primarily regulated, examined and supervised by the OCC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s (“FDIC”) deposit insurance fund and depositors, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Georgetown Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, governing reserves to be maintained against deposits and other matters. The OCC examines Georgetown Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Georgetown Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Georgetown Bank’s loan documents. Georgetown Bank is also a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System.

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

The Dodd-Frank Act also broadened the base for FDIC assessments for deposit insurance, permanently increased the maximum amount of deposit insurance to $250,000 per depositor. The legislation also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not.

Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their impact on operations cannot yet fully be assessed. However, the Dodd-Frank Act has already increased regulatory burden, compliance costs and interest expense for Georgetown Bank and the Company, and is expected to continue to do so in the future.

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

Loans-to-One-Borrower

We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of our unimpaired capital and unimpaired surplus. An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As of December 31, 2015, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test

We are required to satisfy a qualified thrift lender (“QTL”) test, under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business. A savings institution that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law. As of December 31, 2015, we maintained 72.7% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

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

Capital Requirements

Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio.  The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that made such an election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities).   Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk.  For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

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

Our authority to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, Federal Reserve Board Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2015, we were in compliance with these regulations.

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

In addition to the FDIC assessments, the Financing Corporation is authorized to impose and collect, through the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2015, the annualized Financing Corporation assessment was equal to 0.60 basis points of total assets less tangible capital.

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

As a savings and loan holding company, the Company’s activities is limited to those activities permissible by law for financial holding companies or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending activities, insurance and underwriting equity securities. The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.

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

Savings and loan holding companies were not historically subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act required the Federal Reserve Board to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions applied to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.  However, legislation was enacted in December 2014 which required the FRB to amend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to (i) extend its applicability to savings and loan holding companies and (ii) raise the threshold for the exemption from $500 million to $1 billion in consolidated assets.  Regulations doing so were effective May 15, 2015. Consequently, both bank and savings and loan holding companies with under $1 billion in consolidated assets are exempt from the consolidated regulatory capital requirements unless the FRB determines otherwise on a case by case basis.

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

Change in Control Regulations

Under the Change in Bank Control Act, no person or company may acquire control of a savings and loan holding company such as the Company unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.  Control, as generally defined for this purpose, means ownership, control of or power to vote 25% or more of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board Savings and Loan Holding Company Act. Any company that acquires more than 25% of any class of a savings and loan holding company’s voting stock also becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.

ITEM 1A.Risk Factors

Historically low interest rates may adversely affect our net interest income and profitability.

In recent years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities.  Although the Federal Reserve Board increased target interest rates in December 2015, interest rates on the loans we have originated and the yields on securities we have purchased since 2008 have been lower than in prior years. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which have resulted in increases in net interest income in the short term. However, our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability. For information with respect to changes in interest rates, see “—Changes in interest rates could adversely affect our results of operations and financial condition.”

Our emphasis on commercial lending may expose us to increased lending risks, which could hurt our profits.

We originate commercial business loans, commercial real estate loans, multi-family real estate loans and one- to four-family investment property loans generally within our primary lending market area. These loans, which totaled $130.1 million, or 51.0% of our loan portfolio at December 31, 2015, generally have a higher risk of loss compared to our one- to four-family residential real estate loans. Commercial business loans and commercial real estate loans may expose us to greater credit risk than our loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial business loans and commercial real estate loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

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

At December 31, 2015, we had $20.4 million of construction loans, representing 8.0% of our total loan portfolio at that date. Additionally, we had $12.4 million in unadvanced construction funds as of December 31, 2015. These loans generally have a higher risk of loss compared to our one- to four-family residential real estate loans. Construction lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. Repayment of construction loans often depends on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring.

Our level of non-performing loans decreased to $776,000 or 0.30% of total loans at December 31, 2015 from $953,000 or 0.41% of total loans at December 31, 2014. A higher level of non-performing loans could result in charge-offs and provisions for loan losses that are higher than our historical levels. See “—If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.”

A significant portion of our loan portfolio consists of recently originated or purchased loans.

Our commercial loan portfolio (including commercial and multi-family real estate loans, residential investment property loans, and business loans and construction loans) has grown to $151.0 million at December 31, 2015 from $82.6 million at December 31, 2011. Additionally, our residential loan portfolio (including home equity loans) has grown to $104.7 million at December 31, 2015 from $79.7 million at December 31, 2011. It is difficult to assess the future performance of these recently originated loans. As a result, these loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The OCC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending.  Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (1) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (2) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital.  At December 31, 2015, the Bank’s ratios under these tests were 65.01% and 233.90%, respectively.  The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.  While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multi-family and commercial real estate lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

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

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease. Our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We therefore may experience significant loan losses, which could have a material adverse effect on our operating results. At December 31, 2015, our allowance for loan losses totaled $2.4 million, or 0.94% of total loans and 310.3% of non-performing loans at that date.

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

In 2016, the Financial Accounting Standards Board (“FASB”) is expected to issue in final form a proposed Accounting Standards Update (“ASU”), Financial Instruments – Credit Losses (Subtopic 825-15), which sets forth a “current expected credit loss” (CECL) model.  The FASB has proposed that the guidance in this ASU will be effective for the Company for the fiscal years beginning after December 15, 2018, including interim periods within the fiscal years.  This ASU would change the current incurred loss model of providing allowances for loan losses to an expected loss model, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.

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

The Dodd-Frank Act has significantly changed the regulation of banks and savings institutions and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies have been given significant discretion in drafting the implementing rules and regulations, many of which are not in final form.  As a result, we cannot at this time predict the full extent to which the Dodd-Frank Act will impact our business, operations or financial condition.  However, compliance with the Dodd-Frank Act and its implementing regulations and policies has already resulted in changes to our business and operations, as well as additional costs, and has diverted management’s time from other business activities, which have adversely affected our financial condition and results of operations.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities.  If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network.  These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts.  Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches.  The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations.

We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

A final capital rule, effective for us January 1, 2015, includes new minimum risk-based capital and leverage ratios and refines the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements are: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  We have elected to exercise our one-time option to opt-out of the requirement under the final rule to include certain “available-for-sale” securities holdings for purposes of calculating our regulatory capital requirements.  The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 to risk-based assets capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel Committee on Banking Supervision (“Basel III”) could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets.  Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares.  Specifically, beginning in 2016, Georgetown Bank’s ability to pay dividends will be limited if does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders.  See “Supervision and Regulation—Capital Requirements.”

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry within our market area is intense. In our market area we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms, and unregulated or less regulated non-banking entities, operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we have and offer certain services that we do not or cannot provide. Our competitors often aggressively price loan and deposit products when they enter into new lines of business or new market areas.  Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and broader range of deposit and loan products offered by our competition may limit our ability to increase our interest-earning assets and profitability. We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our ability to successfully implement our business plan, and could adversely affect our results of operations in the future.

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

Our ability to originate and sell loans could be restricted by recently adopted federal regulations.

The Consumer Financial Protection Bureau has issued a rule intended to clarify how lenders can avoid legal liability under the Dodd-Frank Act, which holds lenders accountable for ensuring a borrower’s ability to repay a mortgage loan. Under the rule, loans that meet the “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard.  Under the rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative amortization; and

•	terms of longer than 30 years.

Also, to qualify as a “qualified mortgage,” a loan must be made to a borrower whose total monthly debt-to-income ratio does not exceed 43%.  Lenders must also verify and document the income and financial resources relied upon to qualify a borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.

The Dodd-Frank Act also requires the regulatory agencies to issue regulations that require securitizers of loans to retain “not less than 5% of the credit risk for any asset that is not a qualified residential mortgage.”  The regulatory agencies have issued a final rule to implement this requirement.  The final rule provides that the definition of “qualified residential mortgage” includes loans that meet the definition of “qualified mortgage” under the Consumer Financial Protection Bureau’s rule.

In addition, the Dodd-Frank Act requires the Consumer Finance Protection Bureau to adopt rules and publish forms that combine certain disclosures that consumers receive in connection with applying for and closing on certain mortgage loans loan under the Truth in Lending Act and the Real Estate Settlement Procedures Act (“TRID”).  The Consumer Financial Protection Bureau has implemented a final rule to implement this requirement, and the final rule was effective in October 2015.

These final rules could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict or delay our ability to make loans, any of which could limit our growth or profitability.

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

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing this annual report as well as other periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty.  Materially different results may occur as circumstances change and additional information becomes known.

ITEM 1B.Unresolved Staff Comments

None.

ITEM 2.Properties

The net book value of our premises, land and equipment was $3.8 million at December 31, 2015. The following table provides certain information with respect to our properties as of December 31, 2015.

	Owned or	Year Acquired or		Net Book Value
Location	Leased	Leased	Square Footage	of Real Property
				(In thousands)

Main Office:
2 East Main Street	Owned	2003 (1)	14,400	$2,512
Georgetown, MA 01833

Branch Office:
303 Haverhill Street	Leased (2)	1,999	3,500	$447
Rowley, MA 01969

Branch Office:
75 Turnpike Street/Route 114	Leased (3)	2,005	2,437	$—
North Andover, MA 01845

Branch Office:
562A Turnpike Street/Route 114	Leased (4)	2,015	1,585	$132
North Andover, MA 01845

Lending Office:
1 Portsmouth Avenue	Leased (5)	2,014	1,412	$219
Stratham, NH 03885

(1)	In 2003, we constructed a new main office upon this property, which we have owned since 1985.
(2)	We own the building but lease the land. The lease has a term of 40 years with an option to renew for an additional 10 years.
(3)	The lease expired on January 31, 2016 and has not been renewed.
(4)	We are leasing the office space. The lease has a term of 10 years with an option to renew for an additional 10 years.
(5)	We are leasing the office space. The lease has a term of 10 years with an option to renew for two additional five year terms.

ITEM 3.Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2015, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

(a) Our common stock is traded on the NASDAQ Capital Market under the symbol “GTWN.” The approximate number of holders of record of the Company’s common stock as of March 23, 2016 was 285. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents quarterly market information for the Company’s common stock during the periods indicated. The following information was based on data received from the NASDAQ Capital Market and represents the actual high and low sales prices for the periods indicated.

Year Ended December 31, 2015	High	Low	Dividends
Quarter ended March 31, 2015	$18.41	$16.45	$0.0425
Quarter ended June 30, 2015	$19.94	$17.80	$0.0475
Quarter ended September 30, 2015	$19.00	$17.80	$0.0475
Quarter ended December 31, 2015	$18.95	$17.80	$0.0475

Year Ended December 31, 2014	High	Low	Dividends
Quarter ended March 31, 2014	$15.90	$14.21	$0.0400
Quarter ended June 30, 2014	$18.56	$14.08	$0.0425
Quarter ended September 30, 2014	$16.25	$15.25	$0.0425
Quarter ended December 31, 2014	$18.00	$15.90	$0.0425

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

Equity Compensation Plans. Other than our employee stock ownership plan, we do not have any equity compensation plans that were not approved by stockholders. The following table sets forth information with respect to the Company’s equity compensation plans at December 31, 2015.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to be	Weighted	equity compensation
	issued upon exercise of	average	plans (excluding
	outstanding options	exercise	securities
	and rights	price (1)	in first column)

Georgetown Bancorp, Inc. 2009 Equity Incentive Plan (approved by stockholders)	79,022	$13.56	—

Georgetown Bancorp, Inc. 2014 Equity Incentive Plan (approved by stockholders)	10,253	17.55	143,494

Equity compensation plans not approved by stockholders	—	—	—

Total	89,275	$14.02	143,494

(1)	Reflects weighted average exercise price of stock options only.

The Company has sold no securities within the past three years that were not registered under the Securities Act of 1933.

(b) Not applicable

(c) The following table presents a summary of the Company’s share repurchases during the quarter ended December 31, 2015.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Program (1)	Program (1)
October 1 through October 31, 2015	0	$0.00	0	15,973
November 1 through November 30, 2015	0	$0.00	0	15,973
December 1 through December 31, 2015	0	$0.00	0	15,973

On July 23, 2013 the Company announced that its Board of Directors had authorized a second stock repurchase program pursuant to which the Company intends to purchase up to approximately 5.0% of its issued and outstanding shares, or up to 93,765 shares.

ITEM 6.Selected Financial Data

	At December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Financial Condition Data:
Total assets	$296,502	$271,020	$263,033	$211,602	$199,375
Cash and cash equivalents	7,758	4,918	6,295	6,789	19,083
Investment securities	22,140	20,363	19,331	9,778	6,496
Loans receivable, net	253,983	231,293	223,912	180,599	161,120
Allowance for loan losses	2,408	2,229	2,396	1,780	1,824
Deposits	207,726	182,354	175,961	154,439	151,085
Borrowings (1)	50,600	54,600	54,925	23,600	25,694
Total stockholders’ equity	31,908	30,712	28,942	30,563	20,329

	Years Ended
	December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)

Selected Operating Data:
Interest and dividend income	$11,876	$11,174	$9,645	$9,045	$10,705
Interest expense	1,726	1,448	1,172	1,688	2,416
Net interest and dividend income	10,150	9,726	8,473	7,357	8,289
Provision for loan losses	200	98	708	200	949
Net interest and dividend income, after provision for loan losses	9,950	9,628	7,765	7,157	7,340
Non-interest income	1,189	1,074	1,703	2,013	990
Non-interest expense	8,690	8,373	8,313	7,663	6,736
Income before income taxes	2,449	2,329	1,155	1,507	1,594
Income tax provision	931	850	420	559	583
Net income	$1,518	$1,479	$735	$948	$1,011

Net income per share: Basic	$0.87	$0.85	$0.41	$0.51	$0.53
Net income per share: Diluted	$0.86	$0.85	$0.41	$0.51	$0.53

Dividends declared per share	$0.19	$0.17	$0.16	$—	$—

(1)	Includes securities sold under agreements to repurchase.

	At or For the Years
	Ended December 31,
	2015	2014	2013	2012	2011

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.55%	0.56%	0.32%	0.46%	0.51%
Return on equity (ratio of net income to average equity)	5.00%	5.06%	2.46%	3.80%	5.14%
Interest rate spread (1)	3.60%	3.65%	3.72%	3.57%	4.18%
Net interest margin (2)	3.76%	3.78%	3.85%	3.75%	4.39%
Efficiency ratio (3)	76.63%	77.53%	81.69%	81.79%	72.59%
Non-interest expense to average total assets	3.12%	3.14%	3.63%	3.73%	3.37%
Average interest-earning assets to average interest-bearing liabilities	124.42%	123.02%	125.90%	121.35%	116.73%
Dividend payout ratio	21.51%	19.71%	39.02%	N/A	N/A

Asset Quality Ratios:
Non-performing assets to total assets	0.26%	0.35%	0.15%	1.60%	1.59%
Non-performing loans to total loans	0.30%	0.41%	0.18%	1.75%	1.92%
Allowance for loan losses to non-performing loans	310.31%	233.89%	600.50%	56.06%	58.22%
Allowance for loan losses to total loans	0.94%	0.96%	1.06%	0.98%	1.12%

Capital Ratios:
Stockholders’ equity to total assets at end of period	10.76%	11.33%	11.00%	14.44%	10.20%
Total capital to risk-weighted assets (4)	14.30%	14.30%	14.30%	17.90%	14.20%
Tier 1 capital to risk-weighted assets (4)	13.20%	13.20%	13.10%	16.70%	13.20%
Common equity tier 1 capital to risk-weighted assets (4)	13.20%	N/A	N/A	N/A	N/A

(1)

The interest rate spread represents the difference between the weighted-average yield on interest-earning assets, before a tax equivalent adjustment, and the weighted-average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income, before a tax equivalent adjustment, as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Calculation is for Georgetown Bank.

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets (primarily cash equivalents), and the interest paid on our interest-bearing liabilities, consisting primarily of savings accounts, NOW accounts, money market accounts, certificates of deposit and borrowings. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income consists of fees and service charges, mortgage banking income, gain on sale of Small Business Administration (“SBA”) loans, income from bank-owned life insurance and miscellaneous other income. Non-interest expense consists primarily of salaries and employee benefits, occupancy and equipment, data processing, professional fees, advertising and other administrative expenses.

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

Net income for the year ended December 31, 2015 was $1.5 million, which was $39,000, or 2.6%, greater than net income for 2014. Net income was favorably affected by an increase in net interest and dividend income and non-interest income, partially offset by an increase in the provision for loan losses and non-interest expenses. Net interest and dividend income totaled $10.1 million for the year ended December 31, 2015, compared to $9.7 million for the year ended December 31, 2014. Non-interest income increased $115,000, or 10.7%.  We recorded a $200,000 provision for loan losses for the year ended December 31, 2015 compared to $98,000 for the year ended December 31, 2014. Non-interest expense increased $317,000, or 3.8%, primarily due to increases in salaries and employee benefits.

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

Highlights of our business strategy are as follows:

•

Continuing to emphasize the origination of commercial loans. In recent years, we have diversified our lending activities by increasing our origination of commercial and multi-family real estate loans, residential one- to four-family investment property loans and commercial business loans. We recently added depth to our commercial loan department that now includes three commercial loan officers, a credit manager, two portfolio managers, three credit analysts, two commercial loan assistants, and two commercial loan servicing representatives. We intend to focus on the origination of more permanent, longer term loans that will help us establish more profitable relationships with our borrowers and grow our core deposit base. However, originating more one- to four-family investment property, multi-family, commercial real estate and commercial business loans exposes us to increased risks.

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

We use an outside loan review firm to review a majority of our commercial loan portfolio on an annual basis. This review provides management with an objective third-party analysis of the quality of our commercial loan portfolio. In addition, we conduct periodic reviews of individual commercial credits and meet periodically, in person and at their place of business, with our commercial customers in order to stay abreast of any and all issues that may affect the quality of the credit relationship. We have also conducted multiple reviews of our home equity line of credit portfolio to determine the effect of the housing market on the quality of this portion of our loan portfolio. We plan to continue this practice annually.  We will continue to emphasize strong asset quality as we further diversify our loan portfolio. Our ratio of non-performing assets to total assets was 0.26% at December 31, 2015 and 0.35% at December 31, 2014.

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

Comparison of Financial Condition at December 31, 2015 and 2014

Total assets increased $25.5 million, or 9.4%, to $296.5 million at December 31, 2015 from $271.0 million at December 31, 2014. The increase resulted primarily from increases in commercial loans and residential mortgage loans, partially offset by decreases in construction loans.

Cash and cash equivalents increased $2.8 million to $7.8 million at December 31, 2015 from $4.9 million at December 31, 2014. The increase in cash and cash equivalents resulted primarily from an increase in overnight investments.

Our securities portfolio, excluding Federal Home Loan Bank (“FHLB”) and Banker’s Bank Northeast (“BBN”) stock, increased $1.7 million, or 8.7%, to $22.1 million at December 31, 2015 from $20.4 million at December 31, 2014. The increase in our securities portfolio was primarily due to $3.1 million in security purchases, partially offset by the sale of $807,000 of securities and a $149,000 decrease in unrealized gains in our available for sale securities.

Net loans (excluding loans held for sale) increased $22.7 million, or 9.8%, to $254.0 million at December 31, 2015 from $231.3 million at December 31, 2014, due primarily to increases in residential mortgage loans, one- to four-family investment property loans, multi-family real estate loans, commercial real estate loans, and non-residential construction loans, partially offset by a decrease in multi-family construction loans. Residential mortgage loans increased $4.0 million, or 4.0%, to $104.7 million at December 31, 2015 from $100.7 million at December 31, 2014. Our primary emphasis continues to be the origination of commercial loans. Despite the current competitive market, we have decided to maintain our historically high underwriting standards instead of relaxing these standards and we have not reduced loan rates below levels at which we could not operate profitably. Commercial loans collateralized by one- to four-family investment properties increased $6.9 million, or 82.8%, to $15.3 million at December 31, 2015 from $8.3 million at December 31, 2014.  Multi-family real estate loans increased $15.7 million, or 104.5%, to $30.7 million at December 31, 2015 from $15.0 million at December 31, 2014.  Commercial real estate loans increased $4.9 million, or 7.9%, to $67.2 million at December 31, 2015 from $62.2 million at December 31, 2014. Non-residential construction loans increased $1.1 million, or 22.7%, to $5.9 million at December 31, 2015 from $4.8 million at December 31, 2014.  Multi-family construction loans decreased $9.4 million, or 86.3%, to $1.5 million at December 31, 2015 from $10.8 million at December 31, 2014, as a significant portion of the decrease was due to a reclassification of multi-family construction loans into multi-family real estate loans. The significant majority of our construction loans remain collateralized by residential real estate (70.9% at December 31, 2015 and 83.1% at December 31, 2014).

Deposits increased $25.4 million, or 13.9%, to $207.7 million at December 31, 2015 from $182.4 million at December 31, 2014. The increase was primarily due to increases in certificates of deposit, money market deposits, demand deposit and regular and other savings accounts. Money market deposits increased $9.4 million, or 18.0%. Demand deposits increased $1.7 million, or 6.3%. The increases in money market deposit and demand deposits accounts resulted from newly created business and consumer deposit products, which reflects our continued strategic focus on generating lower-costing deposits. Certificates of deposit increased $13.2 million, or 22.4%, reflecting a $10.0 million increase in retail certificates of deposit, a $1.6 million, or 128.1%, increase in brokered certificate accounts and a $1.6 million, or 5.8%, increase in funds gathered through the use of a listing service. The weighted average rate and maturity term of listing service certificates of deposit at December 31, 2015 was 1.31% and 38.7 months, respectively, compared to 1.10% and 35.4 months, respectively, at December 31, 2014.

Total FHLB advances decreased $4.0 million, or 7.3%, to $50.6 million at December 31, 2015 compared to $54.6 million at December 31, 2014. Short-term FHLB advances totaled $23.5 million with an original maturity of three-months or less and a weighted average rate of 0.44%, compared to $30.0 million with an original maturity of three-months or less and a weighted average rate of 0.25% at December 31, 2014. Management is expecting to pay off FHLB advances with deposit growth.

Stockholders’ equity increased $1.2 million, or 3.9%, to $31.9 million at December 31, 2015. The increase resulted primarily from net income of $1.5 million, partially offset by a decrease of $97,000 in other comprehensive income for the year ended December 31, 2015, by shares repurchased as part of an announced buyback program and by dividend payments. There were 17,000 shares repurchased at an average price of $18.54 totaling $315,000 during the year ended December 31, 2015. Dividend payments totaled $323,000 for the year ended December 31, 2015. Other comprehensive loss of $97,000 reflects the change in net unrealized gains/losses on securities available for sale, net of taxes, from a net unrealized gain of $143,000 at December 31, 2014 to a net unrealized gain of $46,000 at December 31, 2015. The decrease in unrealized gains on securities available for sale was attributable to changes in market interest rates.

Comparison of Operating Results for the Years Ended December 31, 2015 and 2014

General. Net income increased $39,000, or 2.6%, and was $1.5 million for each of the years ended December 31, 2015 and 2014. The increase was primarily due to an increase in net interest and dividend income and non-interest income, partially offset by an increase in the provision for loan losses and an increase in non-interest expenses.

Interest and Dividend Income. Interest and dividend income increased $702,000, or 6.3%, to $11.9 million for the year ended December 31, 2015, primarily due to increases in interest income on loans. Interest income on loans increased $700,000, or 6.6%, to $11.3 million for the year ended December 31, 2015, due to a $10.6 million, or 4.6%, increase in the average balance of loans and a nine basis point increase in yield to 4.69% for the year ended December 31, 2015 from 4.60% for the year ended December 31, 2014.

Interest and dividend income on investment securities was unchanged at $576,000 for the years ended December 31, 2015 and 2014, due to a $467,000, or 2.0%, increase in the average balance of investment securities for the year ended December 31, 2015, offset by a five basis point decrease in yield to 2.42% for the year ended December 31, 2015 from 2.47% for the year ended December 31, 2014. Interest income on short-term investment securities increased $2,000, or 33.3%, to $8,000 for the year ended December 31, 2015, primarily due to a $1.5 million, or 42.4%, increase in the average balance of short-term investments, offset by a one basis point decrease in yield to 0.16% for the year ended December 31, 2015 from 0.17% for the year ended December 31, 2014.

Interest Expense. Interest expense increased $278,000, or 19.2%, to $1.7 million for the year ended December 31, 2015 from $1.4 million for the year ended December 31, 2014. We experienced increases in interest expense on both deposits and FHLB advances. Interest expense on deposits increased $241,000, or 28.8%, to $1.1 million for the year ended December 31, 2015 from $838,000 for the year ended December 31, 2014, due to an increase in rates we paid on interest-bearing deposits, as well as an increase in the average balance of deposits. The average rate we paid on interest-bearing deposits increased to 0.65% for the year ended December 31, 2015 compared to 0.54% for the year ended December 31, 2014. The average balance of interest-bearing deposits increased $11.5 million, or 7.4%, to $166.6 million for the year ended December 31, 2015 from $155.1 million for the year ended December 31, 2014.

Interest expense on FHLB advances increased $37,000, or 6.1%, to $647,000 for the year ended December 31, 2015 from $610,000 for the year ended December 31, 2014. The increase was primarily due to a 16 basis point increase in the average rate we paid on FHLB advances to 1.29% for the year ended December 31, 2015 compared to 1.13% for the year ended December 31, 2014, partially offset by a $3.8 million, or 7.0%, decrease in the average balance of FHLB advances to $50.2 million for the year ended December 31, 2015 from $54.0 million for the year ended December 31, 2014.

Net Interest and Dividend Income. Net interest and dividend income increased $424,000, or 4.4%, to $10.1 million for the year ended December 31, 2015 compared to $9.7 million for the year ended December 31, 2014. The increase in net interest income was primarily the result of a $4.8 million, or 10.0%, increase in net average interest-earning assets to $53.0 million for the year ended December 31, 2015, from $48.1 million for 2014, partially offset by a two basis point decrease in net interest margin to 3.76% for the year ended December 31, 2015, from 3.78% for the year ended December 31, 2014. Our net interest margin may compress in the future due to competitive pricing in our market area and increases in interest rates.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we recorded a $200,000 provision for loan losses for the year ended December 31, 2015, as compared to a $98,000 provision for loan losses for the year ended December 31, 2014. We recorded $26,000 in loan charge-offs and $5,000 in loan recoveries during the year ended December 31, 2015 compared to $269,000 in loan charge-offs and $4,000 in loan recoveries during the year ended December 31, 2014. The allowance for loan losses was $2.4 million, or 0.94% of total loans and 310.31% of non-performing loans, at December 31, 2015, compared to an allowance for loan losses of $2.2 million, or 0.96% of total loans and 233.89% of non-performing loans, at December 31, 2014. See Note 6 of the Notes to the consolidated financial statements for additional information.

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

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at December 31, 2015 and 2014. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provisions for loan losses. In addition, the OCC, as an integral part of its examination process, will periodically review our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance, based on its judgments about information available to it at the time of its examination.

Non-interest Income.  Non-interest income increased $115,000, or 10.7%, to $1.2 million for the year ended December 31, 2015 from $1.1 million for the year ended December 31, 2014, primarily due to an increase in the gain on sale of SBA loans, customer service fees and the gain on sale of securities, partially offset by a decrease in mortgage banking income. The Company recorded its first gains on sale of SBA loans, totaling $116,000 during the year ended December 31, 2015.  The Bank has partnered with a third party that specializes in supporting community banks with SBA loan secondary market activity.  Income from customer service fees increased $70,000, or 10.6%, to $731,000 for the year ended December 31, 2015 from $661,000 for the year ended December 31, 2014. The increase was primarily from the Company’s commercial customer base. The Company sold three mortgage backed securities and realized a $60,000 net gain on the sale of securities during the year ended December 31, 2015.  There was no such activity during the year ended December 31, 2014. Mortgage banking income decreased $135,000, or 48.6%, to $143,000 for the year ended December 31, 2015 from $278,000 for the year ended December 31, 2014 primarily due to a lower level of mortgage loan activity.

Non-interest Expense. Non-interest expense increased $317,000, or 3.8%, to $8.7 million for the year ended December 31, 2015 from $8.4 million for the year ended December 31, 2014. Increases in salaries and employee benefits expenses, occupancy and equipment expenses, data processing expenses, professional fees and advertising expenses were partially offset by decreases in other general and administrative expenses.  Salaries and employee benefits expense increased $196,000, or 4.2%, primarily due to an increase of $120,000, or 67.0%, in share based compensation expense. Occupancy and equipment expense increased $46,000, or 4.6%, primarily due to expenses associated with our loan production office (“LPO”), which opened in September 2014. Data processing expense increased $54,000, or 9.5%, primarily due to one-time implementation fees incurred during the year ended December 31, 2015.  Professional fees increased $48,000, or 10.0%, primarily due to increased compliance related expenses. Advertising expense increased $36,000, or 10.7%, primarily due to costs associated with a program implemented to grow the Bank’s core checking accounts.  Other general and administrative expenses decreased $60,000, or 5.3%, primarily due to a $57,000 reduction in losses associated with fraudulent debit card transactions, a $27,000 reduction in annual printing and SEC reporting expenses and a $15,000 reduction in expense associated with problem loans, partially offset by a $38,000 expense related to a legal settlement with a customer. Non-interest expenses are expected to increase substantially in 2016, as we enhance our regulatory compliance staff and compliance programs and our commercial lending support staff, in line with continued commercial loan growth.

Income Tax Expense. The income before income taxes of $2.4 million resulted in income tax expense of $931,000 for the year ended December 31, 2015, compared to income before income taxes of $2.3 million resulting in an income tax expense of $850,000 for the year ended December 31, 2014. The effective income tax rate was 38.0% for the year ended December 31, 2015 compared to 36.5% for the year ended December 31, 2014. See Note 10 of the Notes to the consolidated financial statements for additional information.

Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. Information for all years presented include a tax-equivalent adjustment on investment securities. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, and discounts and premiums that are amortized or accreted to interest income or expense.

	Year Ended December 31,
	2015			2014			2013
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$240,984	$11,292	4.69%	$230,385	$10,592	4.60%	$198,561	$9,245	4.66%
Investment securities (1)	23,773	606	2.55%	23,306	606	2.60%	18,617	411	2.21%
Short-term investments	5,020	8	0.16%	3,524	6	0.17%	2,659	6	0.23%
Total interest-earning assets	269,777	11,906	4.41%	257,215	11,204	4.36%	219,837	9,662	4.40%
Non-interest-earning assets	8,329	—		9,127	—		8,953	—
Total assets	$278,106	11,906		$266,342	11,204		$228,790	9,662

Interest-bearing liabilities:
Savings deposits	$15,023	3	0.02%	$14,177	3	0.02%	$12,809	2	0.02%
NOW accounts	30,779	83	0.27%	29,887	56	0.19%	28,940	49	0.17%
Money market accounts	59,601	274	0.46%	47,591	105	0.22%	45,054	30	0.07%
Certificates of deposit	61,197	719	1.17%	63,430	674	1.06%	45,731	505	1.10%
Total interest-bearing deposits	166,600	1,079	0.65%	155,085	838	0.54%	132,534	586	0.44%
FHLB advances	50,222	647	1.29%	53,992	610	1.13%	42,076	586	1.39%
Total interest-bearing liabilities	216,822	1,726	0.80%	209,077	1,448	0.69%	174,610	1,172	0.67%
Non-interest-bearing liabilities:
Demand deposits	27,600			25,002			21,665
Other non-interest-bearing liabilities	3,299			3,051			2,659
Total liabilities	247,721			237,130			198,934
Stockholders’ equity	30,385			29,212			29,856
Total liabilities and equity	$278,106			$266,342			$228,790
Net interest-earning assets (3)	$52,955			$48,138			$45,227
Fully tax-equivalent net interest income		10,180			9,756			8,490

Less: tax-equivalent adjustments		(30)			(30)			(17)
Net interest income		$10,150			$9,726			$8,473
Net interest rate spread (1)(4)			3.61%			3.67%			3.73%
Net interest margin (1)(5)			3.77%			3.79%			3.86%
Average of interest-earning assets to interest-bearing liabilities			124.42%			123.02%			125.90%

(1)

For the years ended December 31, 2015, 2014 and 2013, interest and yield on investment securities, interest rate spread and net interest margin, are presented on a tax-equivalent basis using a tax rate of 34%. Tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of income. For the years ended December 31, 2015, 2014 and 2013, the yield on investment securities before tax-equivalent adjustments was 2.42%,  2.47% and 2.12%, respectively, and the yield on total interest-earning assets was 4.40%, 4.34% and 4.39%, respectively. Net interest rate spread before tax-equivalent adjustments for the years ended December 31, 2015, 2014 and 2013 was 3.60%, 3.65% and 3.72%, respectively, while net interest margin before tax-equivalent adjustments was 3.76%, 3.78% and 3.86%, respectively.

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

	Years Ended December 31,
	2015 vs.2014			2014 vs.2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$487	$213	$700	$1,482	$(135)	$1,347
Investment securities (1)	12	(12)	—	103	92	195
Short-term investments	3	(1)	2	2	(2)	—

Total interest-earning assets	502	200	702	1,587	(45)	1,542

Interest-bearing liabilities:
Savings deposits	—	—	—	—	1	1
NOW accounts	2	25	27	2	5	7
Money market accounts	26	143	169	2	73	75
Certificates of deposit	(24)	69	45	195	(26)	169

Total interest-bearing deposits	4	237	241	199	53	252

FHLB advances	(43)	80	37	166	(142)	24

Total interest-bearing liabilities	(39)	317	278	365	(89)	276

Change in net interest income	$541	$(117)	$424	$1,222	$44	$1,266

(1)

Municipal securities income and net interest income are presented on a tax-equivalent basis using a tax rate of 34% resulting in an adjustment of $30,000 for the years ended December 31, 2015 and 2014, and $17,000 for the year ended December 31, 2013.

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

Net Interest Income Simulation. Interest rate risk can result from timing differences in the maturity/repricing of an institution’s assets, liabilities and off-balance sheet contracts; the effect of embedded options, such as call or convertible options, loan prepayments, interest rate caps, and deposit withdrawals; unexpected shifts of the yield curve that affect both the slope and shape of the yield curve and differences in the behavior of lending and funding rates, sometimes referred to as basis risk. Given the potential types and differing related characteristics of interest rate risk, it is important that we maintain an appropriate process and set of measurement tools, which enables us to identify and quantify our sources of interest rate risk. Our primary tool in measuring interest rate risk in this manner is an income simulation model. This model measures the net interest income at risk under various interest rate scenarios. At December 31, 2015 and 2014, net interest income was measured assuming market interest rates remain unchanged, where rates increased 300 basis points and where rates decreased 100 basis points from current market rates over a one-year time horizon. The changes in net interest income due to changes in market interest rates reflect the rate sensitivity of our interest-bearing assets and liabilities.

The following table presents the estimated changes in net interest income of Georgetown Bank, calculated on a bank-only basis that would result from changes in market interest rates over twelve-month periods beginning December 31, 2015 and 2014:

	At December 31,
Changes in	2015		2014
Interest Rates	Net Interest		Net Interest
(Basis Points)	Income	% Change	Income	% Change
	(Dollars in thousands)

300	$9,659	(5.3)%	$8,888	(8.2)%
0	$10,195	—	$9,683	—
(100)	$10,070	(1.2)%	$9,543	(1.4)%

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2015, cash and cash equivalents totaled $7.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $19.0 million at December 31, 2015. In addition, at December 31, 2015, we had the ability to borrow a total of approximately $85.2 million from the FHLB. On that date, we had $50.6 million in advances outstanding.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB.

At December 31, 2015 and 2014, we had $16.3 million and $4.3 million in commitments to originate loans outstanding, respectively. In addition to commitments to originate loans, at December 31, 2015 and 2014, we had $41.6 million and $38.6 million in unadvanced funds to borrowers, respectively. We also had $62,000 and $85,000 in outstanding letters of credit at December 31, 2015 and 2014, respectively.

Certificates of deposit due within one year of December 31, 2015 totaled $22.5 million, or 10.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit at December 31, 2015. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the year ended December 31, 2015, we originated $81.1 million of loans, including $79.7 million of loans to be held in our portfolio, purchased $12.3 million in residential loans and purchased $3.1 million of securities. During the year ended December 31, 2014, we originated $80.5 million of loans, including $57.9 million of loans to be held in our portfolio, purchased $374,000 in residential loans and purchased $2.6 million of securities.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in total deposits of $25.4 million and $6.4 million for the years ended December 31, 2015 and 2014, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. FHLB advances reflected a net decrease of $4.0 million and $325,000 during the years ended December 31, 2015 and 2014, respectively. FHLB advances have primarily been used to fund loan demand and purchase securities during periods of lower liquidity.

Capital

Georgetown Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2015, Georgetown Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 11 of the Notes to the consolidated financial statements for additional information.

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

ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk

See “ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management of Market Risk.”.

ITEM 8.Financial Statements and Supplementary Data

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

To the Board of Directors and Stockholders

Georgetown Bancorp, Inc.

Georgetown, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Georgetown Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgetown Bancorp, Inc. and Subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Newman & Noyes
Limited Liability Company

Peabody, Massachusetts
March 29, 2016

To the Board of Directors and Stockholders

Georgetown Bancorp, Inc.

Georgetown, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Georgetown Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgetown Bancorp, Inc. and Subsidiary as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Shatswell, MacLeod & Company, P.C.
Shatswell, MacLeod & Company, P.C.

Peabody, Massachusetts
March 23, 2015

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

At December 31, 2015 and 2014

	December 31,

	2015	2014
	(In thousands, except share data)

ASSETS

Cash and due from banks	$1,927	$2,382
Short-term investments	5,831	2,536
Total cash and cash equivalents	7,758	4,918

Securities available for sale, at fair value	19,028	19,526
Securities held to maturity, at amortized cost (fair value of $3,128 at December 31, 2015 and $916
at December 31, 2014)	3,112	837
Federal Home Loan Bank stock, at cost	2,933	2,907
Bankers Bank Northeast stock, at cost	60	—
Loans held for sale	—	990
Loans, net of allowance for loan losses of $2,408 at December 31, 2015 and $2,229 at December 31, 2014	253,983	231,293
Premises and equipment, net	3,837	3,819
Accrued interest receivable	799	752
Bank-owned life insurance	3,101	2,999
Other assets	1,891	2,979

Total assets	$296,502	$271,020

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$207,726	$182,354
Short-term Federal Home Loan Bank advances	23,500	30,000
Long-term Federal Home Loan Bank advances	27,100	24,600
Mortgagors’ escrow accounts	1,386	1,194
Due to broker for investment purchase	2,505	—
Accrued expenses and other liabilities	2,377	2,160
Total liabilities	264,594	240,308

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share: 50,000,000 shares authorized at December 31, 2015 and December 31,
2014; none outstanding	—	—
Common stock, $0.01 par value per share: 100,000,000 shares authorized, 1,828,238 shares issued at December 31,
2015 and 1,827,131 shares issued at December 31, 2014	18	18
Additional paid-in capital	19,402	19,245
Retained earnings	13,788	12,593
Accumulated other comprehensive income	46	143
Unearned compensation - ESOP (79,645 shares unallocated at December 31, 2015 and 86,886 shares unallocated
at December 31, 2014)	(835)	(918)
Unearned compensation - Restricted stock (44,866 shares non-vested at December 31, 2015 and 37,071 shares
non-vested at December 31, 2014)	(511)	(369)
Total stockholders’ equity	31,908	30,712

Total liabilities and stockholders’ equity	$296,502	$271,020

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2015 and 2014

	2015	2014
	(In thousands, except share data)

Interest and dividend income:
Loans, including fees	$11,292	$10,592
Securities	576	576
Short-term investments	8	6
Total interest and dividend income	11,876	11,174

Interest expense:
Deposits	1,079	838
Short-term Federal Home Loan Bank advances	55	61
Long-term Federal Home Loan Bank advances	592	549
Total interest expense	1,726	1,448

Net interest and dividend income	10,150	9,726
Provision for loan losses	200	98
Net interest and dividend income, after provision for loan losses	9,950	9,628

Non-interest income:
Customer service fees	731	661
Mortgage banking income, net	143	278
Gain on sale of SBA loans	116	—
Income from bank-owned life insurance	102	101
Net gain on sale of securities	60	—
Net gain on sale of other real estate owned	—	8
Other	37	26
Total non-interest income	1,189	1,074

Non-interest expenses:
Salaries and employee benefits	4,874	4,678
Occupancy and equipment expenses	1,055	1,009
Data processing expenses	623	569
Professional fees	530	482
Advertising expenses	373	337
FDIC insurance	165	168
Other general and administrative expenses	1,070	1,130
Total non-interest expenses	8,690	8,373

Income before income taxes	2,449	2,329

Income tax provision	931	850

Net income	$1,518	$1,479

Weighted-average number of common shares outstanding:
Basic	1,748,093	1,739,093
Diluted	1,756,819	1,744,521

Net income per share:
Basic	$0.87	$0.85
Diluted	$0.86	$0.85

Dividends paid per share	$0.185	$0.1675

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2015 and 2014

	2015	2014
	(In thousands)

Net income	$1,518	$1,479

Unrealized holding (loss) gain on securities available for sale	(128)	829
Reclassification adjustment for gain realized in income (1)	(21)	—
Net unrealized (loss) gain on securities available for sale	(149)	829
Income tax benefit (provision)	52	(297)
Other comprehensive (loss) income, net of tax	(97)	532

Comprehensive income	$1,421	$2,011

See accompanying notes to consolidated financial statements.

(1) Amounts are included in net gain on sale of securities in the Consolidated Statements of Net Income.  Provision for income tax associated with the reclassification adjustment for the year ended December 31, 2015 was $7,000.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2015 and 2014

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation-	Compensation-
	Stock	Capital	Earnings	(Loss) Income	ESOP	Restricted Stock	Total
	(In thousands)

Balance at December 31, 2013	$18	$19,212	$11,388	$(389)	$(1,001)	$(286)	$28,942

Net income	—	—	1,479	—	—	—	1,479
Other comprehensive income	—	—	—	532	—	—	532
Cash dividends paid ($0.1675 per share)	—	—	(274)	—	—	—	(274)
Repurchased stock related to buyback program (17,000 shares)	—	(252)	—	—	—	—	(252)
Common stock held by ESOP allocated or committed to be allocated (7,240 shares)	—	31	—	—	83	—	114
Restricted stock granted in connection with equity incentive plan (22,000 shares)	—	330	—	—	—	(330)	—
Forfeiture of restricted stock (8,606 shares)	—	(115)	—	—	—	115	—
Purchased stock related to vested restricted stock (2,417 shares)	—	(36)	—	—	—	—	(36)
Exercise of stock options (3,813 shares)	—	39	—	—	—	—	39
Purchased shares from cashless exercise of options (2,175 shares)	—	(33)	—	—	—	—	(33)
Share based compensation - options	—	47	—	—	—	—	47
Share based compensation - restricted stock	—	—	—	—	—	132	132
Excess tax provision from share-based compensation	—	22	—	—	—	—	22

Balance at December 31, 2014	18	19,245	12,593	143	(918)	(369)	30,712

Net income	—	—	1,518	—	—	—	1,518
Other comprehensive loss	—	—	—	(97)	—	—	(97)
Cash dividends paid ($0.185 per share)	—	—	(323)	—	—	—	(323)
Repurchased stock related to buyback program (17,000 shares)	—	(315)	—	—	—	—	(315)
Common stock held by ESOP allocated or committed to be allocated (7,241 shares)	—	49	—	—	83	—	132
Restricted stock granted in connection with equity incentive plan (20,000 shares)	—	351	—	—	—	(351)	—
Purchased stock related to vested restricted stock (3,091 shares)	—	(54)	—	—	—	—	(54)
Exercise of stock options (1,198 shares)	—	11	—	—	—	—	11
Share based compensation - options	—	90	—	—	—	—	90
Share based compensation - restricted stock	—	—	—	—	—	209	209
Excess tax benefit from share-based compensation	—	25	—	—	—	—	25

Balance at December 31, 2015	$18	$19,402	$13,788	$46	$(835)	$(511)	$31,908

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015 and 2014

	2015	2014
	(In thousands)

Cash flows from operating activities:
Net income	$1,518	$1,479
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	98
Amortization of securities, net	128	128
Net change in deferred loan fees and costs	2	61
Depreciation and amortization expense	385	343
Increase in accrued interest receivable	(47)	(23)
Income from bank-owned life insurance	(102)	(101)
Stock-based compensation expense	431	293
Excess tax benefit on share-based compensation	(25)	(22)
Gain on sale of loans	(153)	(210)
Loans originated for sale	(2,964)	(20,629)
Proceeds from sales of loans	4,107	20,850
Gain on sale of securities available for sale	(21)	—
Gain on sale of securities held to maturity	(39)	—
Gain on sale of other real estate owned	—	(8)
Net change in other assets and liabilities	1,382	(778)
Net cash provided by operating activities	4,802	1,481

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	2,580	2,013
Purchases	(2,544)	(2,558)
Proceeds on sale of securities	204	—
Activity in securities held to maturity:
Maturities, prepayments and calls	181	214
Purchases	(573)	—
Proceeds on sale of securities	663	—
Purchase of Federal Home Loan Bank stock	(26)	—
Purchase of Bankers Bank Northeast stock	(60)	—
Loan originations, net	(10,542)	(7,166)
Principal balance of loans purchased	(12,350)	(374)
Proceeds from sale of other real estate owned	—	8
Purchase of premises and equipment	(480)	(493)
Proceeds from sale of premises and equipment	77	—
Net cash used by investing activities	(22,870)	(8,356)

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

Years Ended December 31, 2015 and 2014

	2015	2014
	(In thousands)

Cash flows from financing activities:
Net change in deposits	25,372	6,393
Net change in Federal Home Loan Bank advances with maturities of three
months or less	(6,500)	(2,825)
Proceeds from Federal Home Loan Bank advances with maturities greater
than three months	5,000	5,500
Repayments of Federal Home Loan Bank advances with maturities greater
than three months	(2,500)	(3,000)
Net change in mortgagors’ escrow accounts	192	(36)
Repurchase of common stock	(369)	(288)
Cash dividends paid on common stock	(323)	(274)
Exercise of stock options	11	6
Excess tax benefit on share-based compensation	25	22
Net cash provided by financing activities	20,908	5,498

Net change in cash and cash equivalents	2,840	(1,377)

Cash and cash equivalents at beginning of period	4,918	6,295

Cash and cash equivalents at end of period	$7,758	$4,918

Supplementary information:
Interest paid on deposit accounts	$1,076	$836
Interest paid on advances	643	606
Income taxes paid	1,266	838
Due to broker for investment purchase	2,505	—

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

1. CORPORATE STRUCTURE

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

Reclassifications

Certain amounts in the 2014 consolidated financial statements have been reclassified to conform to the 2015 presentation.

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

Federal Home Loan Bank stock

The Company is required to own shares of capital stock in the Federal Home Loan Bank of Boston (''FHLB'') in order to borrow from the FHLB.  The stock is carried at its cost and evaluated for impairment based on the ultimate recoverability of the cost basis of the FHLB stock.

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

Other real estate owned and in-substance foreclosures

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with ASC 310-40, “Receivables - Troubled Debt Restructuring by Creditors.”  These properties are carried at the estimated fair value less estimated costs to sell.  Any writedown from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses.  Expenses incurred in connection with maintaining these assets, subsequent writedowns and gains or losses recognized upon sale are included in other expense.

The Company classifies commercial loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place.  An in-substance repossession or foreclosure occurs, and the Bank is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either:  (1) obtaining legal title to the residential real estate property upon completion of a foreclosure; or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

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

Derivative Loan Commitments

Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheets in other assets and other liabilities with changes in their fair values recorded in mortgage banking income. Fair value is determined using secondary market pricing, including expected normal servicing rights. In estimating fair value, the Bank assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded.

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

Income taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.  Interest and penalties, if any, are recorded in income tax expense.

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

Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2015	2014

Net income available to common stockholders	$1,518,000	$1,479,000

Basic common shares:
Weighted average shares outstanding	1,787,909	1,789,702
Less: Weighted average unallocated ESOP shares	(83,535)	(90,775)
Add: Weighted average unvested restricted stock shares with non-forfeitable dividend rights	43,719	40,166
Basic weighted average common shares outstanding	1,748,093	1,739,093

Dilutive potential common shares	8,726	5,428

Diluted weighted average common shares outstanding	1,756,819	1,744,521

Basic earnings per share	$0.87	$0.85

Diluted earnings per share	$0.86	$0.85

Options to purchase 89,275 shares, representing all outstanding options, were included in the computation of diluted earnings per share for the year ended December 31, 2015. Options to purchase 61,681 shares, representing all outstanding options, were included in the computation of diluted earnings per share for the year ended December 31, 2014.

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

Recent accounting pronouncements

In May 2014 and August 2015, respectively, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 and 2015-14, “Revenue from Contracts with Customers

(Topic 606).” The objective of ASU 2014-09 is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim periods within that period. Earlier application is permitted only as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently reviewing ASUs 2014-09 and 2015-14 to determine if they will have an impact on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and makes targeted improvements to GAAP as follows:

1.

Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

2.

Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

3.

Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

4.	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.
5.

Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

6.

Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

7.	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption of item 5 above is permitted as of the fiscal years or interim periods for which financial statements have not yet been issued.  Early adoption of all other amendments in this ASU is not permitted.  The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”  This ASU was issued to increase transparency and comparability among organizations by requiring reporting entities to recognize all leases, including operating, as lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.  The amendments in this ASU are effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

3. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2015 and 2014, these reserve balances amounted to $1,373,000 and $1,266,000, respectively.

4. SHORT-TERM INVESTMENTS

A summary of short-term investments, included in cash and cash equivalents, is as follows:

	At December 31,
	2015	2014
	(In thousands)

FHLB Ideal Way	$3,566	$2,081
Federal Reserve	1,191	438
Federal funds sold	1,074	17

	$5,831	$2,536

5. SECURITIES

A summary of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At December 31, 2015

Securities available for sale

State and municipal	$2,410	$62	$(2)	$2,470

Residential mortgage-backed securities	16,543	104	(89)	16,558

Total securities available for sale	$18,953	$166	$(91)	$19,028

Securities held to maturity

State and municipal	$573	$12	$—	$585

Residential mortgage-backed securities	2,539	4	—	2,543

Total securities held to maturity	$3,112	$16	$—	$3,128

At December 31, 2014

Securities available for sale

State and municipal	$2,458	$54	$(5)	$2,507

Residential mortgage-backed securities	16,844	234	(59)	17,019

Total securities available for sale	$19,302	$288	$(64)	$19,526

Securities held to maturity

Residential mortgage-backed securities	$837	$79	$—	$916

All residential mortgage-backed securities have been issued by government-sponsored enterprises and government agencies.

The scheduled maturities of debt securities at December 31, 2015 are as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

After five years through ten years	$270	$278	$—	$—
Over ten years	2,140	2,192	573	585
	2,410	2,470	573	585
Residential mortgage-backed securities	16,543	16,558	2,539	2,543

	$18,953	$19,028	$3,112	$3,128

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the year ended December 31, 2015, proceeds from the sale of securities amounted to $867,000, $204,000 from the sale of securities available for sale and $663,000 from the sale of securities held to maturity. The gain realized on the sales amounted to $60,000, $21,000 from the sale of securities available for sale and $39,000 from the sale of securities held to maturity.  Income tax expense recognized related to the realized gain on sales during the year ended December 31, 2015 was $21,000.  The held to maturity securities sold had a substantial portion, greater than 85%, of their principal balance collected through scheduled payments.  Since a substantial portion of the principal outstanding at acquisition was collected, the sale of the held to maturity securities was considered equivalent to holding the securities to maturity, in accordance with ASC 320-10-25, and did not taint the holding of the other held to maturity securities.

There were no sales of securities for the year ended December 31, 2014.  Certain securities are pledged as collateral for FHLB advances.  See Note 9 — Federal Home Loan Bank Advances for further information.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less Than Twelve Months		Twelve Months Or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
At December 31, 2015

Securities available for sale

State and municipal	$—	$—	$(2)	$244

Residential mortgage-backed securities	(20)	3,946	(69)	3,229

Total temporarily impaired securities	$(20)	$3,946	$(71)	$3,473

At December 31, 2014

Securities available for sale

State and municipal	$—	$—	$(5)	$805

Residential mortgage-backed securities	—	—	(59)	5,456

Total temporarily impaired securities	$—	$—	$(64)	$6,261

The unrealized losses on five securities in the December 31, 2015 table above were primarily caused by changes in interest rates and not by credit quality.  Four of the investments are guaranteed by the U.S. Government or its agencies with the remaining municipal security issued by the city of New York.  Management has not decided to sell these securities, nor is it likely that the Company will be required to sell the securities; as such no declines are deemed to be other than temporary.

6. LOANS AND SERVICING

Loans

A summary of loans is as follows:

	At	At
	December 31,	December 31,
	2015	2014
	Amount	Amount
	(In thousands)
Residential loans:
One- to four-family	$86,472	$84,199
Home equity loans and lines of credit	18,263	16,499
Total residential mortgage loans	104,735	100,698

Commercial loans:
One- to four-family investment property	15,255	8,345
Multi-family real estate	30,709	15,020
Commercial real estate	67,152	62,227
Commercial business	17,548	17,838
Total commercial loans	130,664	103,430

Construction loans:
One- to four-family	12,967	13,056
Multi-family	1,486	10,842
Non-residential	5,925	4,828
Total construction loans	20,378	28,726

Consumer	237	289

Total loans	256,014	233,143

Other items:
Net deferred loan costs	377	379
Allowance for loan losses	(2,408)	(2,229)

Total loans, net	$253,983	$231,293

Information pertaining to the allowance for loan losses at and for the year ended December 31, 2015 is as follows:

	Residential		Commercial				Construction
			One- to four-
		Home equity	family
	One- to four-	loans and lines	investment	Multi-family	Commercial	Commercial	One- to four-		Non-
	family	of credit	property	real estate	real estate	business	family	Multi-family	residential	Consumer	Unallocated	Total
	(In thousands)

Allowance for loan losses

Beginning Balance	$273	$249	$46	$113	$943	$311	$117	$97	$77	$3	$—	$2,229
Charge-offs	—	—	—	—	—	(22)	—	—	—	(4)	—	(26)
Recoveries	—	1	—	—	—	—	—	—	—	4	—	5
(Benefit) provision	(76)	26	44	120	78	16	(4)	(85)	14	(1)	68	200
Ending Balance	$197	$276	$90	$233	$1,021	$305	$113	$12	$91	$2	$68	$2,408

Ending balance:
individually evaluated for impairment	$7	$—	$7	$—	$—	$—	$—	$—	$—	$—	$—	$14

Ending balance:
collectively evaluated for impairment	$190	$276	$83	$233	$1,021	$305	$113	$12	$91	$2	$68	$2,394

Loans

Ending Balance	$86,472	$18,263	$15,255	$30,709	$67,152	$17,548	$12,967	$1,486	$5,925	$237	$—	$256,014

Ending balance:
individually evaluated for impairment	$1,567	$104	$88	$—	$287	$—	$—	$—	$—	$—	$—	$2,046

Ending balance:
collectively evaluated for impairment	$84,905	$18,159	$15,167	$30,709	$66,865	$17,548	$12,967	$1,486	$5,925	$237	$—	$253,968

Information pertaining to the allowance for loan losses at and for the year ended December 31, 2014 is as follows:

	Residential		Commercial				Construction
			One- to four-
		Home equity	family
	One- to four-	loans and lines	investment	Multi-family	Commercial	Commercial	One- to four-		Non-
	family	of credit	property	real estate	real estate	business	family	Multi-family	residential	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses

Beginning Balance	$284	$274	$61	$108	$1,056	$291	$133	$66	$63	$15	$45	$2,396
Charge-offs	—	(14)	—	—	(248)	—	—	—	—	(7)	—	(269)
Recoveries	—	1	—	—	—	—	—	—	—	3	—	4
(Benefit) provision	(11)	(12)	(15)	5	135	20	(16)	31	14	(8)	(45)	98
Ending Balance	$273	$249	$46	$113	$943	$311	$117	$97	$77	$3	$—	$2,229

Ending balance:
individually evaluated for impairment	$7	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$7

Ending balance:
collectively evaluated for impairment	$266	$249	$46	$113	$943	$311	$117	$97	$77	$3	$—	$2,222

Loans

Ending Balance	$84,199	$16,499	$8,345	$15,020	$62,227	$17,838	$13,056	$10,842	$4,828	$289	$—	$233,143

Ending balance:
individually evaluated for impairment	$317	$27	$—	$—	$295	$—	$—	$—	$—	$—	$—	$639

Ending balance:
collectively evaluated for impairment	$83,882	$16,472	$8,345	$15,020	$61,932	$17,838	$13,056	$10,842	$4,828	$289	$—	$232,504

The following is a summary of past-due and non-accrual loans at December 31, 2015:

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
Residential loans:
One- to four-family	$—	$—	$649	$649	$85,823	$86,472	$—	$776
Home equity loans and lines of credit	273	—	—	273	17,990	18,263	—	—

Commercial loans:
One- to four-family investment property	—	—	—	—	15,255	15,255	—	—
Multi-family real estate	—	—	—	—	30,709	30,709	—	—
Commercial real estate	—	—	—	—	67,152	67,152	—	—
Commercial business	12	—	—	12	17,536	17,548	—	—

Construction loans:
One- to four-family	—	—	—	—	12,967	12,967	—	—
Multi-family	—	—	—	—	1,486	1,486	—	—
Non-residential	—	—	—	—	5,925	5,925	—	—

Consumer	—	4	—	4	233	237	—	—
Total	$285	$4	$649	$938	$255,076	$256,014	$—	$776

The following is a summary of past-due and non-accrual loans at December 31, 2014:

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
Residential loans:
One- to four-family	$—	$620	$641	$1,261	$82,938	$84,199	$—	$951
Home equity loans and lines of credit	38	13	—	51	16,448	16,499	—	—

Commercial loans:
One- to four-family investment property	—	—	—	—	8,345	8,345	—	—
Multi-family real estate	—	—	—	—	15,020	15,020	—	—
Commercial real estate	295	—	—	295	61,932	62,227	—	—
Commercial business	—	—	—	—	17,838	17,838	—	—

Construction loans:
One- to four-family	—	—	—	—	13,056	13,056	—	—
Multi-family	—	—	—	—	10,842	10,842	—	—
Non-residential	—	—	—	—	4,828	4,828	—	—

Consumer	—	—	2	2	287	289	—	2
Total	$333	$633	$643	$1,609	$231,534	$233,143	$—	$953

The following is an analysis of impaired loans at December 31, 2015:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
(In thousands)
Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$1,255	$1,255	$—	$236	$12
Home equity loans and lines of credit	104	104	—	51	2
Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	287	287	—	292	17
Commercial business	—	—	—	74	9
Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total impaired with no related allowance	$1,646	$1,646	$—	$653	$40

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$312	$312	$7	$314	$16
Home equity loans and lines of credit	—	—	—	—	—
Commercial loans:
One- to four-family investment property	88	88	7	55	4
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total with an allowance recorded	$400	$400	$14	$369	$20

No additional funds are committed to be advanced in connection with impaired loans.

The following is an analysis of impaired loans at December 31, 2014:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
(In thousands)
Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$—	$—	$—	$—	$—
Home equity loans and lines of credit	27	27	—	28	1
Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	295	295	—	298	18
Commercial business	—	—	—	—	—
Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total impaired with no related allowance	$322	$322	$—	$326	$19

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$317	$317	$7	$319	$16
Home equity loans and lines of credit	—	—	—	123	—
Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	426	8
Commercial business	—	—	—	—	—
Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total with an allowance recorded	$317	$317	$7	$868	$24

The Company had two loan relationships that were classified as troubled debt restructures (“TDR”) totaling $775,000 during the year ended December 31, 2015.  The first relationship involved two commercial business loans totaling $235,000 guaranteed by two individuals. During the year ended December 31, 2015, the business was sold and net proceeds of $100,000 were applied to the outstanding balances leaving a combined deficiency or pre-modification balance of $135,000.  The $135,000 balance was modified into two loans held individually by the personal guarantors of the original loans on a pro-rated basis based on their respective ownership percentages.  The first loan had a $45,000 balance and the borrower made a $22,500 cash payment and the remaining $22,500 balance was charged off to the allowance for loan losses resulting in a post modification balance of zero.  The remaining balance was modified into a one- to four-family investment property loan with a post-modification balance of $90,000.  The TDR did not result in a material impact to the allowance for loan losses.  The second relationship involved a one- to four-family residential loan totaling $606,000 to one individual.  During the year ended December 31, 2015, the loan was modified to include a second individual and additional residential collateral was added. The loan, with a post modification balance of $606,000, was restructured into an interest only note with maturity in 24 months.  A second loan, an interest only home equity loan with maturity in 24 months, representing the real estate taxes paid by the Company on behalf of the borrower, was established as part of the Forbearance Agreement.  The home equity loan had a post modification balance of $79,000.  As part of the Forbearance Agreement, the borrower will be working to develop land for potential sale which is collateralizing the TDR loan and the Company will receive 100% of the net proceeds to pay down the outstanding principle balance of the TDR. When the loan matures, any remaining balance due must be paid in full or refinanced at that time.  The TDR did not result in a material impact to the allowance for loan losses.  There is no commitment to lend additional funds to the borrowers whose loans were modified as a TDR during the year ended December 31, 2015.

There were no loan modifications made that resulted in a TDR during the year ended December 31, 2014.

At December 31, 2015 there were no TDR loans in default of their modified terms.

The following tables present the Company’s loans by risk rating:

	Residential		Commercial				Construction
			One‑ to four‑
		Home equity	family
	One‑ to four‑	loans and lines	investment	Multi‑family	Commercial	Commercial	One‑ to four‑		Non-
	family	of credit	property	real estate	real estate	business	family	Multi‑family	residential	Consumer	Total
	(In thousands)
At December 31, 2015

Classification:
Not formally rated	$84,778	$18,183	$—	$—	$—	$—	$—	$—	$—	$237	$103,198
Pass	—	—	15,167	30,709	66,420	17,454	12,967	1,486	5,925	—	150,128
Special mention	—	—	—	—	732	94	—	—	—	—	826
Substandard	1,694	80	88	—	—	—	—	—	—	—	1,862
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$86,472	$18,263	$15,255	$30,709	$67,152	$17,548	$12,967	$1,486	$5,925	$237	$256,014

At December 31, 2014

Classification:
Not formally rated	$82,311	$16,499	$—	$—	$—	$—	$—	$—	$—	$287	$99,097
Pass	—	—	8,345	15,020	62,227	17,838	13,056	10,842	4,828	—	132,156
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	1,888	—	—	—	—	—	—	—	—	2	1,890
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$84,199	$16,499	$8,345	$15,020	$62,227	$17,838	$13,056	$10,842	$4,828	$289	$233,143

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

Loans serviced for others and mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $100,544,000 and $113,446,000 at December 31, 2015 and 2014, respectively.

The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of mortgage servicing rights was $1,100,000 and $1,335,000 at December 31, 2015 and 2014, respectively, and was determined using the moving average 10-year U.S. Treasury rate plus 5.0%, adjusted to reflect the current credit spreads and conditions in the market, as a discount rate. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association, an independent third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the independent third party valuation specialist.

The following summarizes mortgage servicing rights capitalized and amortized:

	Years Ended
	December 31,
	2015	2014
	(In thousands)

Mortgage servicing rights:
Balance at beginning of period	$840	$1,084
Additions	10	114
Amortization	(327)	(358)
Balance at end of period	523	840

Valuation allowance:
Balance at beginning of period	6	26
Additions	13	4
Reductions	(15)	(24)
Balance at end of period	4	6

Mortgage servicing assets, net	$519	$834

Fair value of mortgage servicing assets	$1,100	$1,335

7.PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows:

	At December 31,
	2015	2014
	(In thousands)
Premises:
Land	$226	$278
Buildings and improvements	5,258	5,046
Equipment	2,568	2,472
	8,052	7,796

Less accumulated depreciation and amortization	(4,215)	(3,977)

Premises and equipment, net	$3,837	$3,819

Depreciation and amortization expense for the years ended December 31, 2015 and 2014 amounted to $385,000 and $343,000, respectively.

8.DEPOSITS

A summary of deposit balances is as follows:

	At December 31,
	2015	2014
	(In thousands)

Demand	$27,718	$26,066
On us accounts	599	783
NOW	30,036	30,049
Money market deposits	61,617	52,202
Regular and other savings	15,492	14,226
Total non-certificate accounts	135,462	123,326

Term certificates less than $100,000	17,832	16,378
Term certificates of $100,000 or more	54,432	42,650
Total certificate accounts	72,264	59,028

Total deposits	$207,726	$182,354

A summary of term certificate accounts by maturity is as follows:

	At December 31,
	2015		2014
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Within one year	$22,487	1.02%	$25,048	0.75%
Greater than one year to two years	22,885	1.36%	16,872	1.22%
Greater than two years to three years	18,797	1.78%	7,763	1.46%
Greater than three years to four years	6,238	1.64%	5,659	1.49%
Greater than four years to five years	1,857	1.74%	3,686	1.65%

Total certificate accounts	$72,264	1.40%	$59,028	1.10%

There were $2,828,000 and $1,240,000 of brokered certificate accounts at December 31, 2015 and 2014, respectively.  There were $29,437,000 and $27,815,000 of certificate accounts obtained through a listing service at December 31, 2015 and 2014, respectively.  The aggregate amount of time deposit accounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 as of December 31, 2015 and 2014 was $15,329,000 and $10,590,000, respectively.

9.FEDERAL HOME LOAN BANK ADVANCES

All FHLB of Boston advances are secured by a blanket security agreement on qualified collateral, consisting principally of first mortgage loans on owner-occupied residential property in the amount of $74,277,000 and $73,826,000 at December 31, 2015 and 2014, respectively; commercial real estate loans in the amount of $24,914,000 at December 31, 2015 and mortgage-backed securities with a fair value of $16,590,000 and $17,927,000 at December 31, 2015 and 2014, respectively.

Short-term FHLB advances

Short-term FHLB advances consist of advances with an original term of three months or less at a weighted average rate of 0.44% and 0.25% at December 31, 2015 and 2014, respectively.

The Bank also has a $2,000,000 line-of-credit with the FHLB.  There were no amounts outstanding at December 31, 2015 and 2014.

Long-term FHLB advances

Long-term, fixed-rate FHLB advances and maturities are as follows:

	At December 31,
	2015		2014
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Within one year	$5,500	1.88%	$2,500	1.66%
Greater than one year to two years	7,500	2.08%	5,500	1.88%
Greater than two years to three years	8,600	2.32%	5,500	2.45%
Greater than three years to four years	4,000	1.99%	7,100	2.55%
Greater than four years to five years	1,500	1.75%	4,000	1.99%

Total long-term FHLB advances	$27,100	2.09%	$24,600	2.20%

10.INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended
	December 31,
	2015	2014
	(In thousands)

Current tax provision:
Federal	$1,051	$697
State	258	183
	1,309	880
Deferred tax benefit:
Federal	(293)	(24)
State	(85)	(6)
	(378)	(30)

Total tax provision	$931	$850

The differences between the statutory federal income tax rate and the effective tax rates are as follows:

	Years Ended
	December 31,
	2015	2014

Statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	4.7	5.0
Bank-owned life insurance	(1.4)	(1.5)
Stock compensation plans	1.5	0.9
Interest income from municipal securities	(0.8)	(0.9)
Other, net	—	(1.0)

Effective tax rates	38.0%	36.5%

The components of the net deferred tax asset included in other assets are as follows:

	At December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Federal	$1,320	$1,195
State	384	347
	1,704	1,542
Deferred tax liabilities:
Federal	(498)	(718)
State	(141)	(189)
	(639)	(907)

Net deferred tax asset	$1,065	$635

The tax effects of each item that gives rise to deferred taxes are as follows:

	At December 31,
	2015	2014
	(In thousands)

Deferred compensation	$612	$556
Net unrealized gain on securities available for sale	(29)	(81)
Depreciation and amortization	(363)	(387)
Allowance for loan losses	964	892
Mortgage servicing rights	(207)	(333)
Other, net	88	(12)

Net deferred tax asset	$1,065	$635

A summary of the change in the net deferred tax asset is as follows:

	Years Ended
	December 31,
	2015	2014
	(In thousands)

Balance at beginning of period	$635	$902
Deferred tax benefit	378	30
Deferred tax effects of net unrealized loss (gain) on securities
available for sale	52	(297)

Balance at end of period	$1,065	$635

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

Uncertain tax positions

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  As of December 31, 2015 and 2014 there were no material uncertain tax positions related to federal and state income tax matters.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2012 through December 31, 2015.

11.MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to new capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act.  The new regulations require a new common equity Tier 1 (“CET1”) capital ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio to 6.0% from 4.0%, require a minimum total capital to risk-weighted assets ratio of 8.0% and require a minimum Tier 1 leverage ratio of 4.0%.  CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% (new) and a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk based capital ratio of 10.0% (unchanged) and a Tier 1 leverage ratio of 5.0% (unchanged).  In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019.  Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

The new regulations implemented changes to what constitutes regulatory capital.  Certain instruments will no longer constitute qualifying capital, subject to phase-out periods.  In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital.  Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CET1 will be deducted from capital.  The Bank has elected to permanently opt-out of the inclusion of accumulated other comprehensive income (loss) in capital calculations, as permitted by the regulations.  This opt-out will reduce the impact of market volatility on the Bank’s regulatory capital ratios.

The new regulations also changed the risk weights of certain assets, including an increase in the risk weight of certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or on non-accrual status to 150% from 100%, a credit conversion factor for the unused portion of commitments with maturities of less than one year that are not cancellable to 20% from 0%, an increase in the risk weight for mortgage servicing rights and deferred tax assets that are not deducted from capital to 250% from 100%, and an increase in the risk weight for equity exposures to 600% from 0%.

Management believes, as of December 31, 2015, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2015, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2015

Total Capital to Risk Weighted Assets	$31,701	14.3%	$17,721	8.0%	$22,151	10.0%

Tier 1 Capital to Risk Weighted Assets	29,293	13.2	13,291	6.0	17,721	8.0

Common Equity Tier 1 Capital to Risk Weighted Assets	29,293	13.2	9,968	4.5	14,398	6.5

Tier 1 Capital to Total Assets	29,293	10.0	11,754	4.0	14,693	5.0

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2014

Total Capital to Risk Weighted Assets	$29,522	14.3%	$16,530	8.0%	$20,663	10.0%

Tier 1 Capital to Risk Weighted Assets	27,293	13.2	8,265	4.0	12,398	6.0

Tier 1 Capital to Total Assets	27,293	10.1	10,835	4.0	13,544	5.0

Other capital restrictions

Federal banking regulations place certain restrictions on dividends paid, stock repurchases and other transactions charged to the capital accounts of the Company and the Bank. Capital distributions in the form of dividends paid to the Bank’s stockholder for any one year may not exceed the Bank’s net income for the year to date plus the Bank’s retained net income for the preceding two years.  In addition, dividends paid would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. The Bank and the Company may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount. See Note 17 — Liquidation Account Related to Reorganization for further information.

12.EMPLOYEE BENEFIT PLANS

401(k) plan

The Bank provides a savings and retirement plan for employees, which qualifies under Section 401(k) of the Internal Revenue Code.  All employees who have attained age 21 and have completed one year of employment during which they worked at least 1,000 hours are eligible to participate.  The plan provides for voluntary contributions by participating employees ranging from 1% to 75% of their compensation, subject to certain limitations.  In addition, the Bank will make a matching contribution, equal to 50% of the employee’s contribution.  The Bank’s matching contribution will not exceed 3% of an employee’s salary.  In addition, the Bank may make a discretionary contribution not to exceed 3% of an employee’s salary.  For the years ended December 31, 2015 and 2014, expense attributable to the plan amounted to $146,000 and $148,000, respectively.

Incentive plan

The Bank has an Incentive Plan whereby all employees are eligible to receive a payment if the Bank or participant meets or exceeds certain base standards of performance for its fiscal year.  The structure of the Incentive Plan is to be reviewed on an annual basis by the Board of Directors.  Incentive compensation expense for the years ended December 31, 2015 and 2014 amounted to $167,000 and $196,000, respectively.

Executive supplemental retirement agreements

The Bank has entered into supplemental retirement agreements with certain executive officers, which provide for the payment of specified benefits upon retirement or early termination, as defined in the agreements. For the years ended December 31, 2015 and 2014, total expense applicable to these agreements amounted to $139,000 and $117,000, respectively.

Employee Stock Ownership Plan

The Bank established an ESOP for the benefit of each employee who has reached the age of 21 and has completed at least one year of employment with the Bank.  Benefits may be paid in shares of common stock or in cash, subject to the employees’ right to demand shares.

The ESOP has a loan agreement with the Company whereby $1,237,000 was borrowed for the purpose of purchasing shares of the Company’s common stock.  At December 31, 2015, the loan has 11 remaining annual principal and interest payments of $104,000, all of which are due on the last business day of the respective year.  The loan documents provide that the loan may be repaid over a shorter period, without penalty for prepayments.

The remaining principal balance on the ESOP debt at December 31, 2015, is payable as follows:

Years Ending
December 31,	Amount
(In thousands)

2016	$73
2017	75
2018	78
2019	80
2020	83
Thereafter	558

Total remaining principal balance on the ESOP debt	$947

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loan is paid.  Total compensation expense applicable to the ESOP amounted to $132,000 and $114,000 for the years ended December 31, 2015 and 2014, respectively.

Shares held by the ESOP are as follows:

	At December 31,
	2015	2014

Allocated	74,624	66,829
Committed to be allocated	7,241	7,240
Unallocated	79,645	86,886
Paid out to participants	(18,709)	(17,572)

Total shares held by ESOP	142,801	143,383

Any cash dividends received on allocated shares would be used to purchase additional shares and then allocated to participants and cash dividends received on shares held in suspense would be used to reduce the Bank’s annual contribution to the ESOP.  The fair value of unallocated ESOP shares at December 31, 2015 and 2014 is $1,507,000 and $1,429,000, respectively.

Share-based compensation plan

In accordance with the Company’s 2009 and 2014 Equity Incentive Plans, the Company awarded 30,000 stock options and 20,000 shares of restricted stock to eligible participants on February 22, 2015.  The 2009 Plan provides for total awards of 180,035 shares of the Company’s common stock pursuant to grants of restricted stock awards, incentive stock options, non-qualified stock options and stock appreciation rights; provided, however, that shares of stock used to fund stock options greater than 98,000 shares must be obtained through stock repurchases and shares of stock used to fund restricted stock awards greater than 39,200 shares must be obtained through stock repurchases.

The 2014 Equity Incentive Plan provides for total awards of 154,000 shares of the Company’s common stock pursuant to grants of restricted stock awards, restricted stock unit awards, performance awards, incentive stock options and non-qualified stock options; provided, however, that no more than 44,000 shares of stock may be issued as restricted stock awards and restricted stock units, and no more than 110,000 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options.

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

The fair value of the stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2015		2014

Expected dividends	0.97%		1.07%
Expected term	6.4	years	6.4	years
Expected volatility	34.97%		37.12%
Risk-free interest rate	1.82%		2.00%

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

The following tables present the activity for the 2009 and 2014 Plans as of and for the years ended December 31, 2015 and 2014:

	Stock Options
	2015		2014
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	61,681	$12.13	52,924	$11.12
Granted	30,000	$17.55	22,000	$14.98
Exercised	(1,198)	$9.48	(3,813)	$10.39
Cancelled	(1,208)	$9.90	—	$—
Forfeited	—	$—	(9,430)	$13.82

Outstanding at end of year	89,275	$14.02	61,681	$12.13

Exercisable at end of year	34,417		24,613

Weighted average fair value of options granted during the year	$5.91		$5.31

Options Outstanding				Options Exercisable
Number	Weighted-Average		Weighted	Number	Weighted
Outstanding	Remaining		Average	Exercisable	Average
as of 12/31/2015	Contractual Life		Exercise Price	as of 12/31/2015	Exercise Price

8,712	4.15	Years	$9.33	8,712	$9.33
9,683	5.15	Years	$9.55	8,422	$9.55
8,570	6.15	Years	$9.58	6,150	$9.58
15,200	7.15	Years	$14.00	6,990	$14.00
17,110	8.15	Years	$14.98	4,143	$14.98
30,000	9.15	Years	$17.55	—	$—
89,275	7.41	Years	$14.02	34,417	$11.06

	Non-vested
	Restricted Stock
	2015		2014
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Value	Shares	Value

Outstanding at beginning of year	37,071	$12.85	35,751	$10.83
Granted	20,000	$17.55	22,000	$14.98
Vested	(12,205)	$11.89	(12,074)	$10.39
Forfeited	—	$—	(8,606)	$13.34

Outstanding at end of year	44,866	$15.21	37,071	$12.85

As of December 31, 2015, unrecognized share-based compensation expense related to non-vested options amounted to $230,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $511,000.  The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 3.2 and 3.1 years, respectively.

For the year ended December 31, 2015, the Company recognized compensation expense for stock options of $90,000 with a related tax benefit of $12,000.  For the year ended December 31, 2015, the Company recognized compensation expense for restricted stock awards of $209,000, with a related tax benefit of $84,000. For the year ended December 31, 2014, the Company recognized compensation expense for stock options of $47,000 with a related tax benefit of $7,000.  For the year ended December 31, 2014, the Company recognized compensation expense for restricted stock awards of $132,000, with a related tax benefit of $53,000.

13.COMMITMENTS AND CONTINGENCIES

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

	At December 31,
	2015	2014
	(In thousands)

Commitments to grant loans	$16,298	$4,254
Unadvanced funds on home equity lines of credit	8,513	8,809
Unadvanced funds on commercial lines of credit	14,713	12,324
Unadvanced funds on construction loans	12,423	8,943
Unadvanced funds on other unsecured personal lines of credit	287	411
Unadvanced funds on commercial real estate loans	5,618	8,143
Standby letters of credit	62	85

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The maximum potential amount of the Bank’s obligation for standby letters of credit was $62,000 and $85,000 as of December 31, 2015 and 2014, respectively.  The Bank’s outstanding letters of credit generally have a term of less than one year.  If a letter of credit is drawn upon, the Bank may seek recourse through the customer’s underlying line of credit.  If the customer’s line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

Lease commitments

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2015, pertaining to branch facilities, future minimum rental payments are as follows:

Years Ending
December 31,	Payments
(In thousands)

2016	$128
2017	132
2018	132
2019	132
2020	132
Thereafter	1,425

Total future minimum rental payments	$2,081

The leases contain options to extend, two for ten additional years and one for two additional five year terms.  The cost of such rentals is not included above.

Rental expense, including cancelable leases, amounted to $205,000 and $197,000 for the years ended December 31, 2015 and 2014, respectively.

Employment agreements

The Bank and Company have entered into employment agreements with its Chief Executive Officer and Chief Financial Officer, with initial terms of 36 months, that generally provide for a specified minimum annual compensation and the continuation of benefits currently received upon certain termination events, including a change in control, as defined in the agreements.  The employment agreements may be terminated for cause, as defined, without incurring any continuing obligations.  The Company employment agreements do not provide duplicative benefits, but rather, reinforce the obligation of the Bank by providing for the payments required under the employment agreements to the extent that such payments are not or cannot be made by the Bank. The agreements with the Company do not have an automatic reduction in benefits in the event of an excess parachute payment, but such agreements also do not provide for a tax “gross up.” In addition, certain regulatory requirements that are only required to be included in employment agreements between the executives and the Bank are not included in the employment agreements with the Company.

The Bank has also entered into change in control agreements with four officers of the Bank with an initial term of 12 months, which provides for a lump sum severance payment, subject to certain conditions.  These agreements are automatically renewed annually unless a notice of non-renewal is issued upon recommendation from the Board of Directors.

Other contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial position.

14.LOANS TO RELATED PARTIES

In the ordinary course of business, the Bank grants loans to its Executive Officers and Directors and their affiliates.  Total loans to such persons and their affiliates amounted to $2,017,000 as of December 31, 2015.  During the year ended December 31, 2015, principal payments totaled $1,072,000 and principal advances amounted to $1,126,000.

15.DERIVATIVE FINANCIAL INSTRUMENTS

Mortgage loan commitments

The Bank enters into commitments to originate mortgage loans for sale and uses forward commitments to sell such loans, both of which represent derivative instruments. These instruments involve both credit and market risk.

Commitments to originate loans require the Bank to originate a loan at an interest rate that may or may not be fixed upon completion of various underwriting requirements. At December 31, 2015, the Bank had no outstanding commitments to grant mortgage loans that are intended to be sold. At December 31, 2014, the Bank had $107,000 in outstanding commitments to grant mortgage loans that are intended to be sold; the fair value of the derivative was not material.

Forward commitments to sell loans require the Bank to make delivery of loans at a specific future date, of a specified amount, at a specified price or yield. There were no such commitments at December 31, 2015. At December 31, 2014, such commitments amounted to $1,097,000; the fair value of the derivative was not material.

16.FAIR VALUE OF ASSETS AND LIABILITIES

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

Off-balance sheet instruments:  Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  At December 31, 2015 and 2014, the fair value of commitments outstanding is not significant since fees charged are not material.

Assets and liabilities measured at fair value on a recurring basis

Assets measured at fair value on a recurring basis are summarized as follows:

				Total
				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
At December 31, 2015

Assets

Securities available for sale

State and municipal	$—	$2,470	$—	$2,470

Residential mortgage-backed securities	—	16,558	—	16,558

Total securities available for sale	$—	$19,028	$—	$19,028

At December 31, 2014

Assets

Securities available for sale

State and municipal	$—	$2,507	$—	$2,507

Residential mortgage-backed securities	—	17,019	—	17,019

Total securities available for sale	$—	$19,526	$—	$19,526

Assets and liabilities measured at fair value on a non-recurring basis

The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the year ended December 31, 2015.

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There are no liabilities measured at fair value on a non-recurring basis at December 31, 2015 and 2014.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2015 and 2014. The adjustments to fair value represent the amount of write down recorded during the years ended December 31, 2015 and 2014 on the assets held at December 31, 2015 and 2014, respectively.

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
	(In thousands)
At December 31, 2015

Impaired loans	$—	$—	$386	$386	$(14)

				Assets	Adjustments
	Level 1	Level 2	Level 3	At Fair Value	to Fair Value
	(In thousands)
At December 31, 2014

Impaired loans	$—	$—	$310	$310	$(7)

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

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$7,758	$7,758	$—	$—	$7,758
Securities available for sale	19,028	—	19,028	—	19,028
Securities held to maturity	3,112	—	3,128	—	3,128
FHLB stock	2,933	2,933	—	—	2,933
Bankers Bank Northeast stock	60	60	—	—	60
Loans, net	253,983	—	—	254,095	254,095
Accrued interest receivable	799	799	—	—	799
Capitalized mortgage servicing rights	519	—	1,100	—	1,100

Financial liabilities:
Deposits	$207,726	$—	$207,894	$—	$207,894
Short-term FHLB advances	23,500	23,500	—	—	23,500
Long-term FHLB advances	27,100	—	27,255	—	27,255
Mortgagors’ escrow accounts	1,386	1,386	—	—	1,386
Accrued interest payable	59	59	—	—	59

	December 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$4,918	$4,918	$—	$—	$4,918
Securities available for sale	19,526	—	19,526	—	19,526
Securities held to maturity	837	—	916	—	916
FHLB stock	2,907	2,907	—	—	2,907
Loans held for sale	990	1,016	—	—	1,016
Loans, net	231,293	—	—	231,971	231,971
Accrued interest receivable	752	752	—	—	752
Capitalized mortgage servicing rights	834	—	1,335	—	1,335

Financial liabilities:
Deposits	$182,354	$—	$182,799	$—	$182,799
Short-term FHLB advances	30,000	30,000	—	—	30,000
Long-term FHLB advances	24,600	—	24,847	—	24,847
Mortgagors’ escrow accounts	1,194	1,194	—	—	1,194
Accrued interest payable	52	52	—	—	52

17.LIQUIDATION ACCOUNT RELATED TO REORGANIZATION

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

In accordance with Board of Governors of the Federal Reserve System regulations, at the time of the reorganization, the Company substantially restricted retained earnings by establishing a liquidation account.  The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion.  The Bank has established a parallel liquidation account to support the Company’s liquidation account in the event the Company does not have sufficient assets to fund its obligations under its liquidation account.  The liquidation accounts are reduced annually to the extent that eligible account holders have reduced their qualifying deposits.  Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts.  In the event of a complete liquidation of the Bank or the Company, each account holder will be entitled to receive a distribution in an amount proportionate to the adjusted qualifying account balances then held.  The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

18.CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The condensed balance sheets of the parent company only are as follows:

BALANCE SHEETS

	At December 31,
	2015	2014
	(In thousands)

ASSETS

Non-interest bearing deposit in the Bank	$1,472	$2,143
Loan to the Bank for ESOP	947	1,018
Investment in subsidiary	29,340	27,436
Other assets	191	169

Total assets	$31,950	$30,766

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$42	$54
Stockholders’ equity	31,908	30,712

Total liabilities and stockholders’ equity	$31,950	$30,766

The condensed statements of net income of the parent company only are as follows:

STATEMENTS OF INCOME

	Years Ended
	December 31,
	2015	2014
	(In thousands)

Interest income on ESOP loan	$33	$36
Non-interest expense	119	148
Loss before income taxes and equity in undistributed net income of the Bank	(86)	(112)
Applicable income tax benefit	34	45

Loss before equity in undistributed net income of subsidiary	(52)	(67)

Equity in undistributed net income of subsidiary	1,570	1,546

Net income	$1,518	$1,479

The condensed statements of cash flows of the parent company only are as follows:

	Years Ended
	December 31,
	2015	2014
	(In thousands)

Cash flows from operating activities:
Net income	$1,518	$1,479
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed income of subsidiary	(1,570)	(1,546)
Other, net	(9)	(18)
Net cash used by operating activities	(61)	(85)

Cash flows from investing activities:
Repayment of ESOP loan	71	68
Net cash provided by investing activities	71	68

Cash flows from financing activities:
Repurchase of common stock	(369)	(288)
Cash dividends paid on common stock	(323)	(274)
Exercise of stock options	11	6
Net cash used by financing activities	(681)	(556)

Net change in cash and cash equivalents	(671)	(573)

Cash and cash equivalents at beginning of period	2,143	2,716

Cash and cash equivalents at end of period	$1,472	$2,143

19.QUARTERLY DATA (UNAUDITED)

A summary of consolidated operating results on a quarterly basis is as follows:

	Years Ended December 31,
	2015				2014
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Interest and dividend income	$3,150	$2,989	$2,881	$2,856	$2,828	$2,803	$2,775	$2,768
Interest expense	489	431	408	398	374	371	364	339

Net interest and dividend income	2,661	2,558	2,473	2,458	2,454	2,432	2,411	2,429
Provision for loan losses	62	111	—	27	97	1	—	—

Net interest and dividend income, after provision for loan losses	2,599	2,447	2,473	2,431	2,357	2,431	2,411	2,429
Non-interest income	350	374	243	222	299	249	283	243
Non-interest expenses	2,167	2,127	2,142	2,254	1,984	2,053	2,099	2,237

Income before income taxes	782	694	574	399	672	627	595	435

Income tax provision	302	269	211	149	232	237	221	160

Net income	$480	$425	$363	$250	$440	$390	$374	$275

Income per share:
Basic	$0.27	$0.24	$0.21	$0.14	$0.25	$0.22	$0.21	$0.16
Diluted	$0.27	$0.24	$0.21	$0.14	$0.25	$0.22	$0.21	$0.16

ITEM 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 is effective.

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

ITEM 9B.Other Information

None.

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics may be accessed on the Bank’s website at www.georgetownbank.com.

Information concerning directors and executive officers of the Company is incorporated herein by reference from our definitive Proxy Statement related to the 2016 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal 1—Election of Directors.”

ITEM 11.Executive Compensation

Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal 1 — Election of Directors.”

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Security Ownership of Certain Beneficial Owners” and “Proposal 1 — Election of Directors.”

ITEM 13.Certain Relationships and Related Transactions and Director Independence

Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons” and section captioned “Proposal 1 — Election of Directors.”

ITEM 14.Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

(a)Financial Statements

The financial statements filed as a part of this Form 10-K are as follows:

(A)	Reports of Independent Registered Public Accounting Firms (page F-2 and F-3)

(B)	Consolidated Balance Sheets (page F-4)

(C)	Consolidated Statements of Income (page F-5)

(D)	Consolidated Statements of Comprehensive Income (page F-6)

(E)	Consolidated Statements of Changes In Stockholders’ Equity (page F-7)

(F)	Consolidated Statements of Cash Flows (page F-8 to page F-9)

(G)	Notes to Consolidated Financial Statements (page F-10 to page F-50)

(b)Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(c)Exhibits

3.1	Articles of Incorporation of Georgetown Bancorp, Inc. (1)
3.2	Bylaws of Georgetown Bancorp, Inc. (1)
4	Form of Common Stock Certificate of Georgetown Bancorp, Inc. (1)
10.1	SBERA Defined Contribution Plan and Non-standardized Adoption Agreement (2)
10.2	Georgetown Savings Bank 2010 Incentive Compensation Plan (3)
10.3	[Omitted]
10.4	[Omitted]
10.5	Supplemental Retirement Plan for Senior Executives, dated June 23, 2008 (6)
10.6	Endorsement Split-Dollar Life Insurance Agreement by and between Georgetown Savings Bank and Robert E. Balletto, dated June 23, 2008 (7)
10.7	Endorsement Split-Dollar Life Insurance Agreement by and between Georgetown Savings Bank and Joseph W. Kennedy, dated June 23, 2008 (8)
10.8	Employment Agreement between Georgetown Bank and Robert E. Balletto, dated March 23, 2015 (9)
10.9	Employment Agreement between Georgetown Bank and Joseph W. Kennedy, dated March 23, 2015 (10)
10.10	Georgetown Savings Bank Supplemental Disability Benefit Plan for Senior Officers dated April 11, 2012 (11)
10.11	Employment Agreement between Georgetown Bancorp, Inc. and Robert E. Balletto, dated March 23, 2015 (12)
10.12	Employment Agreement between Georgetown Bancorp, Inc. and Joseph W. Kennedy, dated March 23, 2015 (13)
10.13	Change in Control Agreement between Georgetown Bank and Frederick H. Weismann, dated October 23, 2014
10.14	Incentive Compensation Plan 2014 Goals for Frederick H. Weismann (14)
10.15	Incentive Compensation Plan 2014 Goals for Robert E. Balletto (15)
10.16	Incentive Compensation Plan 2014 Goals for Joseph W. Kennedy (16)
10.17	Incentive Compensation Plan 2015 Goals for Robert E. Balletto (17)
10.18	Incentive Compensation Plan 2015 Goals for Joseph W. Kennedy (18)
10.19	Incentive Compensation Plan 2015 Goals for Frederick H. Weismann (19)
14	Code of Ethics (20)
21	Subsidiaries of Registrant (1)
23.1	Consent of Independent Registered Public Accounting Firm–Baker, Newman & Noyes, LLC
23.2	Consent of Independent Registered Public Accounting Firm–Shatswell, MacLeod & Company, P.C.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements of Georgetown Bancorp, Inc. formatted in XBRL: (1) Consolidated Balance Sheets at December 31, 2015 and 2014, (2) Consolidated Statements of Income for the years ended December 31, 2015 and 2014, (3) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014, (4) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015 and 2014, (5) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, (6) and the Notes to the Consolidated Financial Statements.

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

(3)	Incorporated by reference to Exhibit 10.4 to the Form 10-K of Georgetown-Federal, filed with the Securities and Exchange Commission on March 31, 2011.
(4)	[Omitted]
(5)	[Omitted]
(6)	Incorporated by reference to Exhibit 10.3 to the Form 8-K of Georgetown-Federal, filed with the Securities and Exchange Commission on June 27, 2008.
(7)	Incorporated by reference to Exhibit 10.4 to the Form 8-K of Georgetown-Federal, filed with the Securities and Exchange Commission on June 27, 2008.
(8)	Incorporated by reference to Exhibit 10.5 to the Form 8-K of Georgetown-Federal, filed with the Securities and Exchange Commission on June 27, 2008.
(9)	Incorporated by reference to Exhibit 10.2 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595), filed with the Securities and Exchange Commission on March 26, 2015.
(10)	Incorporated by reference to Exhibit 10.4 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595), filed with the Securities and Exchange Commission on March 26, 2015.
(11)	Incorporated by reference to Exhibit 10.3 to the Form 8-K of Georgetown-Federal, filed with the Securities and Exchange Commission on April 17, 2012.
(12)	Incorporated by reference to Exhibit 10.1 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595), filed with the Securities and Exchange Commission on March 26, 2015.
(13)	Incorporated by reference to Exhibit 10.3 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595), filed with the Securities and Exchange Commission on March 26, 2015.
(14)	Incorporated by reference to Exhibit 10.14 to the Form 10-K of Georgetown Bancorp, Inc. filed with the Securities and Exchange Commission on March 30, 2015.
(15)	Incorporated by reference to Exhibit 10.1 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on February 27, 2014.
(16)	Incorporated by reference to Exhibit 10.3 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on February 27, 2014.
(17)	Incorporated by reference to Exhibit 10.1 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on January 29, 2015.
(18)	Incorporated by reference to Exhibit 10.3 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on January 29, 2015.
(19)	Incorporated by reference to Exhibit 10.2 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on January 29, 2015.

Incorporated by reference to the Form 10-KSB of Georgetown Federal filed with the Securities and Exchange Commission on September 28, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGETOWN BANCORP, INC.

Date: March 28, 2016	By:	/s/ Robert E. Balletto
Robert E. Balletto
President, Chief Executive Officer and Director (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert E. Balletto	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2016
Robert E. Balletto

/s/ Joseph W. Kennedy	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 28, 2016
Joseph W. Kennedy

/s/ J. Richard Murphy	Chairman of the Board	March 28, 2016
J. Richard Murphy

/s/ Mary L. Williams	Vice Chairman of the Board	March 28, 2016
Mary L. Williams

/s/ Keith N. Congdon	Director	March 28, 2016
Keith N. Congdon

/s/ Stephen L. Flynn	Director	March 28, 2016
Stephen L. Flynn

/s/ Thomas L. Hamelin	Director	March 28, 2016
Thomas L. Hamelin

/s/ Marybeth McInnis	Director	March 28, 2016
Marybeth McInnis

/s/ Kathleen R. Sachs	Director	March 28, 2016
Kathleen R. Sachs

/s/ David A. Splaine	Director	March 28, 2016
David A. Splaine

/s/ Robert T. Wyman	Director	March 28, 2016
Robert T. Wyman