Form 10-Q
period 2016-03-31
Georgetown Bancorp, Inc.
filed 2016-05-13
CIK 1542299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 1,840,920 shares outstanding as of May 9, 2016.

Form 10-Q

GEORGETOWN BANCORP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At	At
	March 31,	December 31,
	2016	2015
	(Unaudited)
	(In thousands, except share data)
ASSETS

Cash and due from banks	$2,545	$1,927
Short-term investments	6,493	5,831
Total cash and cash equivalents	9,038	7,758

Securities available for sale, at fair value	18,660	19,028
Securities held to maturity, at amortized cost (fair value of $3,110 at March 31, 2016 and $3,128 at December 31, 2015)	3,051	3,112
Federal Home Loan Bank stock, at cost	2,422	2,933
Bankers Bank Northeast stock, at cost	60	60
Loans, net of allowance for loan losses of $2,483 at March 31, 2016 and $2,408 at December 31, 2015	262,501	253,983
Premises and equipment, net	4,097	3,837
Accrued interest receivable	770	799
Bank-owned life insurance	3,127	3,101
Other assets	2,487	1,891

Total assets	$306,213	$296,502

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$235,815	$207,726
Short-term Federal Home Loan Bank advances	8,250	23,500
Long-term Federal Home Loan Bank advances	26,100	27,100
Mortgagors’ escrow accounts	1,776	1,386
Due to broker for investment purchase	—	2,505
Accrued expenses and other liabilities	2,166	2,377
Total liabilities	274,107	264,594

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share: 50,000,000 shares authorized at March 31, 2016 and December 31, 2015; none outstanding	—	—
Common stock, $0.01 par value per share: 100,000,000 shares authorized, 1,840,920 shares issued at March 31, 2016 and 1,828,238 shares issued at December 31, 2015	18	18
Additional paid-in capital	19,690	19,402
Retained earnings	13,785	13,788
Accumulated other comprehensive income	200	46
Unearned compensation - ESOP (77,835 shares unallocated at March 31, 2016 and 79,645 shares unallocated at December 31, 2015)	(815)	(835)
Unearned compensation - Restricted stock (46,449 shares non-vested at March 31, 2016 and 44,866 shares non-vested at December 31, 2015)	(772)	(511)
Total stockholders’ equity	32,106	31,908

Total liabilities and stockholders’ equity	$306,213	$296,502

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except share and per share data)

Interest and dividend income:
Loans, including fees	$3,003	$2,715
Securities	154	139
Short-term investments	6	2
Total interest and dividend income	3,163	2,856

Interest expense:
Deposits	411	236
Short-term Federal Home Loan Bank advances	20	13
Long-term Federal Home Loan Bank advances	143	149
Total interest expense	574	398

Net interest and dividend income	2,589	2,458
Provision for loan losses	74	27
Net interest and dividend income, after provision for loan losses	2,515	2,431

Non-interest income:
Customer service fees	184	169
Mortgage banking income, net	9	22
Gain on sale of SBA loans	15	—
Income from bank-owned life insurance	26	25
Other	8	6
Total non-interest income	242	222

Non-interest expenses:
Salaries and employee benefits	1,411	1,228
Occupancy and equipment expenses	265	278
Data processing expenses	214	160
Professional fees	291	122
Advertising expenses	87	88
FDIC insurance	44	42
Other general and administrative expenses	325	336
Total non-interest expenses	2,637	2,254

Income before income taxes	120	399

Income tax provision	40	149

Net income	$80	$250

Weighted-average number of common shares outstanding:
Basic	1,754,525	1,747,833
Diluted	1,759,031	1,759,445

Net income per share:
Basic	$0.05	$0.14
Diluted	$0.05	$0.14

Dividends paid per share	$0.0475	$0.0425

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)

Net income	$80	$250

Net unrealized gain on securities available for sale	238	71
Income tax provision	(84)	(26)
Other comprehensive income, net of tax	154	45

Comprehensive income	$234	$295

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation-	Compensation-
	Stock	Capital	Earnings	Income	ESOP	Restricted Stock	Total
	(In thousands)

Balance at December 31, 2014	$18	$19,245	$12,593	$143	$(918)	$(369)	$30,712

Net income	—	—	250	—	—	—	250
Other comprehensive income	—	—	—	45	—	—	45
Cash dividends paid ($0.0425 per share)	—	—	(73)	—	—	—	(73)
Common stock held by ESOP allocated or committed to be allocated (1,810 shares)	—	11	—	—	20	—	31
Restricted stock granted in connection with equity incentive plan (20,000 shares)	—	351	—	—	—	(351)	—
Purchased stock related to vested restricted stock (2,417 shares)	—	(54)	—	—	—	—	(54)
Share based compensation - options	—	18	—	—	—	—	18
Share based compensation - restricted stock	—	—	—	—	—	45	45

Balance at March 31, 2015	$18	$19,571	$12,770	$188	$(898)	$(675)	$30,974

Balance at December 31, 2015	$18	$19,402	$13,788	$46	$(835)	$(511)	$31,908

Net income	—	—	80	—	—	—	80
Other comprehensive income	—	—	—	154	—	—	154
Cash dividends paid ($0.0475 per share)	—	—	(83)	—	—	—	(83)
Common stock held by ESOP allocated or committed to be allocated (1,810 shares)	—	15	—	—	20	—	35
Restricted stock granted in connection with equity incentive plan (16,500 shares)	—	320	—	—	—	(320)	—
Purchased stock related to vested restricted stock (3,818 shares)	—	(74)	—	—	—	—	(74)
Share based compensation - options	—	27	—	—	—	—	27
Share based compensation - restricted stock	—	—	—	—	—	59	59

Balance at March 31, 2016	$18	$19,690	$13,785	$200	$(815)	$(772)	$32,106

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)

Cash flows from operating activities:
Net income	$80	$250
Adjustments to reconcile net income to net cash (used by) provided by operating activities:
Provision for loan losses	74	27
Amortization of securities, net	31	32
Net change in deferred loan fees and costs	(10)	62
Depreciation and amortization expense	98	95
Decrease in accrued interest receivable	29	1
Income from bank-owned life insurance	(26)	(25)
Stock-based compensation expense	121	94
Gain on sale of loans	(15)	(29)
Loans originated for sale	(210)	(1,158)
Proceeds from sales of loans	225	2,177
Net change in other assets and liabilities	(891)	1,344
Net cash (used by) provided by operating activities	(494)	2,870

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	577	578
Activity in securities held to maturity:
Maturities, prepayments and calls	48	48
Purchases	(2,494)	—
Redemption of Federal Home Loan Bank stock	511	—
Loan originations, net	(5,451)	(158)
Principal balance of loans purchased	(3,131)	—
Purchase of premises and equipment	(358)	(5)
Proceeds from sale of premises and equipment	—	77
Net cash (used by) provided by investing activities	(10,298)	540

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(concluded)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)

Cash flows from financing activities:
Net change in deposits	28,089	7,512
Net change in Federal Home Loan Bank advances with maturities of three months or less	(15,250)	(13,750)
Proceeds from Federal Home Loan Bank advances with maturities greater than three months	—	5,000
Repayments of Federal Home Loan Bank advances with maturities greater than three months	(1,000)	—
Net change in mortgagors’ escrow accounts	390	260
Repurchase of common stock	(74)	(54)
Cash dividends paid on common stock	(83)	(73)
Net cash provided by (used by) financing activities	12,072	(1,105)

Net change in cash and cash equivalents	1,280	2,305

Cash and cash equivalents at beginning of period	7,758	4,918

Cash and cash equivalents at end of period	$9,038	$7,223

Supplementary information:
Interest paid on deposit accounts	$411	$235
Interest paid on advances	167	159
Income taxes paid	111	73
Change in due to broker for investment purchases	(2,505)	2,544

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)Basis of Presentation

The accompanying unaudited financial statements of Georgetown Bancorp, Inc., a Maryland corporation, (the “Company”) were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2015 Consolidated Financial Statements presented in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 29, 2016. The consolidated financial statements include the accounts of Georgetown Bank (the “Bank”) and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except share and per share data)

Net income available to common stockholders	$80	$250

Basic common shares:
Weighted average shares outstanding	1,788,005	1,793,805
Less: Weighted average unallocated ESOP shares	(79,009)	(86,250)
Add: Weighted average unvested restricted stock shares with non-forfeitable dividend rights	45,529	40,278
Basic weighted average common shares outstanding	1,754,525	1,747,833

Dilutive potential common shares	4,506	11,612

Diluted weighted average common shares outstanding	1,759,031	1,759,445

Basic earnings per share	$0.05	$0.14

Diluted earnings per share	$0.05	$0.14

Options to purchase 122,775 shares, representing all outstanding options, were included in the computation of diluted earnings per share for the three months ended March 31, 2016. Options to purchase 61,681 shares, representing outstanding options granted in 2010, 2011, 2012, 2013 and 2014, were included in the computation of diluted earnings per share for the three months ended March 31, 2015.  Options to purchase 30,000 shares that were granted in 2015 were not included in the computation of diluted earnings per share for the three months ended March 31, 2015, because to do so would have been antidilutive.

(4)Recent Accounting Pronouncements

In May 2014 and August 2015, respectively, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2014-09 and 2015-14, “Revenue from Contracts with Customers (Topic 606).” The objective of ASU 2014-09 is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim periods within that period. Earlier application is permitted only as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently reviewing ASUs 2014-09 and 2015-14 to determine if they will have an impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and makes targeted improvements to GAAP as follows:

1.Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

2.Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

3.Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

4.Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

5.Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

6.Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

7.Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”  This ASU was issued to increase transparency and comparability among organizations by requiring reporting entities to recognize all leases, including operating, as lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.  The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) removing the requirement for companies to record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is currently evaluating the provisions of ASU 2016-09 to determine the potential impact the new standard will have on its consolidated financial statements.

(5)Securities

A summary of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At March 31, 2016

Securities available for sale

State and municipal	$2,398	$76	$—	$2,474

Residential mortgage-backed securities	15,949	246	(9)	16,186

Total securities available for sale	$18,347	$322	$(9)	$18,660

Securities held to maturity

State and municipal	$571	$10	$—	$581

Residential mortgage-backed securities	2,480	49	—	2,529

Total securities held to maturity	$3,051	$59	$—	$3,110

At December 31, 2015

Securities available for sale

State and municipal	$2,410	$62	$(2)	$2,470

Residential mortgage-backed securities	16,543	104	(89)	16,558

Total securities available for sale	$18,953	$166	$(91)	$19,028

Securities held to maturity

State and municipal	$573	$12	$—	$585

Residential mortgage-backed securities	2,539	4	—	2,543

Total securities held to maturity	$3,112	$16	$—	$3,128

All residential mortgage-backed securities have been issued by government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2016 is as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

After five years through ten years	$536	$555	$—	$—
Over ten years	1,862	1,919	571	581
	2,398	2,474	571	581
Residential mortgage-backed securities	15,949	16,186	2,480	2,529

	$18,347	$18,660	$3,051	$3,110

There were no sales of securities for the three months ended March 31, 2016 and 2015.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position, is as follows:

	Less Than Twelve Months		Twelve Months Or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
At March 31, 2016

Securities available for sale

Residential mortgage-backed securities	$—	$—	$(9)	$3,223

Total temporarily impaired securities	$—	$—	$(9)	$3,223

At December 31, 2015

Securities available for sale

State and municipal	$—	$—	$(2)	$244

Residential mortgage-backed securities	(20)	3,946	(69)	3,229

Total temporarily impaired securities	$(20)	$3,946	$(71)	$3,473

Each reporting period, the Company evaluates all securities classified as available for sale or held to maturity with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

At March 31, 2016, two securities classified as available for sale had an unrealized loss with aggregate depreciation of 0.27% from the securities’ amortized cost basis.  The unrealized losses on the Company’s investments in residential mortgage-backed securities were primarily caused by changes in interest rates and not by credit quality.  These investments are issued by government-sponsored enterprises and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be OTTI.

(6)Loans and Servicing

Loans

A summary of loans is as follows:

	At		At
	March 31,		December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(In thousands)
Residential loans:
One- to four-family	$85,680	32.38%	$86,472	33.78%
Home equity loans and lines of credit	17,233	6.51	18,263	7.13
Total residential mortgage loans	102,913	38.89	104,735	40.91

Commercial loans:
One- to four-family investment property	13,901	5.25	15,255	5.96
Multi-family real estate	29,757	11.25	30,709	12.00
Commercial real estate	74,549	28.17	67,152	26.23
Commercial business	19,428	7.34	17,548	6.85
Total commercial loans	137,635	52.01	130,664	51.04

Construction loans:
One- to four-family	15,870	6.01	12,967	5.07
Multi-family	1,643	0.62	1,486	0.58
Non-residential	6,329	2.39	5,925	2.31
Total construction loans	23,842	9.02	20,378	7.96

Consumer	207	0.08	237	0.09

Total loans	264,597	100.00%	256,014	100.00%

Other items:
Net deferred loan costs	387		377
Allowance for loan losses	(2,483)		(2,408)

Total loans, net	$262,501		$253,983

An analysis of the allowance for loan losses for the three months ended March 31, 2016 and 2015 and at March 31, 2016 and December 31, 2015 is below. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
			One‑ to four‑
		Home equity	family
	One‑ to four‑	loans and	investment	Multi‑family	Commercial	Commercial	One‑ to four‑		Non-
	family	lines of credit	property	real estate	real estate	business	family	Multi‑family	residential	Consumer	Unallocated	Total
	(In thousands)

Allowance for loan losses

Three Months Ended March 31, 2016
Beginning Balance	$197	$276	$90	$233	$1,021	$305	$113	$12	$91	$2	$68	$2,408
Charge-offs	—	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	1	—	—	—	—	—	—	—	—	—	1
(Benefit) provision	(17)	(17)	(7)	(7)	105	33	26	2	6	—	(50)	74
Ending Balance	$180	$260	$83	$226	$1,126	$338	$139	$14	$97	$2	$18	$2,483

Three Months Ended March 31, 2015
Beginning Balance	$273	$249	$46	$113	$943	$311	$117	$97	$77	$3	$—	$2,229
Charge-offs	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Recoveries	—	—	—	—	—	—	—	—	—	1	—	1
(Benefit) provision	(61)	3	(1)	11	28	4	(6)	(30)	(2)	—	81	27
Ending Balance	$212	$252	$45	$124	$971	$315	$111	$67	$75	$3	$81	$2,256

At March 31, 2016

Allowance for loan losses
Individually evaluated for impairment	$1	$—	$7	$—	$—	$—	$—	$—	$—	$—	$—	$8
Collectively evaluated for impairment	179	260	76	226	1,126	338	139	14	97	2	18	2,475
	$180	$260	$83	$226	$1,126	$338	$139	$14	$97	$2	$18	$2,483

Loans
Individually evaluated for impairment	$1,565	$104	$88	$—	$286	$—	$—	$—	$—	$—	$—	$2,043
Collectively evaluated for impairment	84,115	17,129	13,813	29,757	74,263	19,428	15,870	1,643	6,329	207	—	262,554
	$85,680	$17,233	$13,901	$29,757	$74,549	$19,428	$15,870	$1,643	$6,329	$207	$—	$264,597

At December 31, 2015

Allowance for loan losses
Individually evaluated for impairment	$7	$—	$7	$—	$—	$—	$—	$—	$—	$—	$—	$14
Collectively evaluated for impairment	190	276	83	233	1,021	305	113	12	91	2	68	2,394
	$197	$276	$90	$233	$1,021	$305	$113	$12	$91	$2	$68	$2,408

Loans
Individually evaluated for impairment	$1,567	$104	$88	$—	$287	$—	$—	$—	$—	$—	$—	$2,046
Collectively evaluated for impairment	84,905	18,159	15,167	30,709	66,865	17,548	12,967	1,486	5,925	237	—	253,968
	$86,472	$18,263	$15,255	$30,709	$67,152	$17,548	$12,967	$1,486	$5,925	$237	$—	$256,014

The following is a summary of past-due and non-accrual loans at March 31, 2016 and December 31, 2015. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
At March 31, 2016
Residential loans:
One- to four-family	$126	$—	$649	$775	$84,905	$85,680	$—	$775
Home equity loans and lines of credit	31	157	—	188	17,045	17,233	—	157

Commercial loans:
One- to four-family investment property	—	—	—	—	13,901	13,901	—	—
Multi-family real estate	—	—	—	—	29,757	29,757	—	—
Commercial real estate	—	—	—	—	74,549	74,549	—	—
Commercial business	9	—	—	9	19,419	19,428	—	—

Construction loans:
One- to four-family	—	—	—	—	15,870	15,870	—	—
Multi-family	—	—	—	—	1,643	1,643	—	—
Non-residential	—	—	—	—	6,329	6,329	—	—

Consumer	4	—	—	4	203	207	—	—
Total	$170	$157	$649	$976	$263,621	$264,597	$—	$932

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
At December 31, 2015
Residential loans:
One- to four-family	$—	$—	$649	$649	$85,823	$86,472	$—	$776
Home equity loans and lines of credit	273	—	—	273	17,990	18,263	—	—

Commercial loans:
One- to four-family investment property	—	—	—	—	15,255	15,255	—	—
Multi-family real estate	—	—	—	—	30,709	30,709	—	—
Commercial real estate	—	—	—	—	67,152	67,152	—	—
Commercial business	12	—	—	12	17,536	17,548	—	—

Construction loans:
One- to four-family	—	—	—	—	12,967	12,967	—	—
Multi-family	—	—	—	—	1,486	1,486	—	—
Non-residential	—	—	—	—	5,925	5,925	—	—

Consumer	—	4	—	4	233	237	—	—
Total	$285	$4	$649	$938	$255,076	$256,014	$—	$776

The following is a summary of impaired loans at March 31, 2016 and December 31, 2015, and for the threee months and year then ended, respectively.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
(In thousands)
At March 31, 2016
Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$1,255	$1,255	$—	$1,255	$8
Home equity loans and lines of credit	104	104	—	104	1
Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	286	286	—	287	4
Commercial business	—	—	—	—	—
Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total impaired with no related allowance	$1,645	$1,645	$—	$1,646	$13

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$310	$310	$1	$311	$4
Home equity loans and lines of credit	—	—	—	—	—
Commercial loans:
One- to four-family investment property	88	88	7	88	1
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total with an allowance recorded	$398	$398	$8	$399	$5

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
(In thousands)
At December 31, 2015
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

The Company made no loan modifications that resulted in a troubled debt restructuring (“TDR”) during the three months ended March 31, 2016.  There were two loan modifications made to the same borrower that resulted in the classification of TDR during the three months ended March 31, 2015, and the TDRs did not result in a material impact to the allowance for loan losses account.  The first loan, a commercial business loan with a pre-modification and post-modification balance of $131,000 at March 31, 2015, was restructured to extend the original maturity date for an additional 10 years and the interest rate was reduced.  The second loan, a commercial business loan with a pre-modification and post-modification balance of $4,000 at March 31, 2015, was restructured into a two year amortizing note and the interest rate was reduced.  At March 31, 2016 there were no commitments to lend additional funds to borrowers whose loans were modified in TDRs.

At March 31, 2016 and December 31, 2015, there were no TDR loans in default of their modified terms.

The Company has one residential loan in the process of foreclosure with a recorded balance of $649,000 at March 31, 2016.

The following table represents the Company’s loans by risk rating at March 31, 2016 and December 31, 2015. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
			One‑ to four‑
		Home equity	family
	One‑ to four‑	loans and lines	investment	Multi‑family	Commercial	Commercial	One‑ to four‑		Non-
	family	of credit	property	real estate	real estate	business	family	Multi‑family	residential	Consumer	Total
	(In thousands)
At March 31, 2016

Classification:
Not formally rated	$83,989	$16,996	$—	$—	$—	$—	$—	$—	$—	$207	$101,192
Pass	—	—	13,813	29,757	73,822	19,279	15,870	1,643	6,329	—	160,513
Special mention	—	—	—	—	727	149	—	—	—	—	876
Substandard	1,691	237	88	—	—	—	—	—	—	—	2,016
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$85,680	$17,233	$13,901	$29,757	$74,549	$19,428	$15,870	$1,643	$6,329	$207	$264,597

At December 31, 2015

Classification:
Not formally rated	$84,778	$18,183	$—	$—	$—	$—	$—	$—	$—	$237	$103,198
Pass	—	—	15,167	30,709	66,420	17,454	12,967	1,486	5,925	—	150,128
Special mention	—	—	—	—	732	94	—	—	—	—	826
Substandard	1,694	80	88	—	—	—	—	—	—	—	1,862
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$86,472	$18,263	$15,255	$30,709	$67,152	$17,548	$12,967	$1,486	$5,925	$237	$256,014

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

Loans serviced for others and mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $96.2 million and $100.5 million at March 31, 2016 and December 31, 2015, respectively.

The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was $799,000 and $1.1 million at March 31, 2016 and December 31, 2015, respectively, and was determined using the moving average 10-year, U.S. Treasury rate plus 5.0%, adjusted to reflect the current credit spreads and conditions in the market as a discount rate. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association and an independent third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the independent third party valuation specialist.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity related to valuation allowances.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)

Mortgage servicing rights:
Balance at beginning of period	$523	$840
Additions	—	11
Amortization	(78)	(85)
Balance at end of period	445	766

Valuation allowance:
Balance at beginning of period	4	6
Additions	12	13
Reductions	—	—
Balance at end of period	16	19

Mortgage servicing assets, net	$429	$747

Fair value of mortgage servicing assets	$799	$1,166

(7)Secured Borrowings and Collateral

Federal Home Loan Bank advances

At March 31, 2016, all Federal Home Loan Bank of Boston (“FHLB”) advances were secured by a blanket security agreement on qualified collateral, principally first mortgage loans on owner-occupied residential property in the amount of $73.2 million, commercial real estate loans in the amount of $24.7 million and mortgage-backed securities with a fair value of $18.7 million.

(8)Fair Value Measurements

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

Level l - Valuation is based on quoted prices in active markets for identical assets or liabilities. Level l assets and liabilities generally include debt and equity securities that are traded in an active exchange market. At March 31, 2016, the Company had no assets or liabilities valued using Level 1 measurements.

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

All of the Company’s securities that are measured at fair value are included in Level 2 and are based on pricing models from independent, third party pricing services that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no liabilities measured at fair value. All of the Company’s impaired loans that are measured at fair value are included in Level 3 and are based on the appraised value of the underlying collateral considering discounting factors, if deemed appropriate, and adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation. The Company did not have any significant transfers of assets or liabilities to or from Levels 1 and 2 of the fair value hierarchy during the three month period ended March 31, 2016.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 are summarized below.

				Total
				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
At March 31, 2016

Assets

Securities available for sale

State and municipal	$—	$2,474	$—	$2,474

Residential mortgage-backed securities	—	16,186	—	16,186

Total securities available for sale	$—	$18,660	$—	$18,660

At December 31, 2015

Assets

Securities available for sale

State and municipal	$—	$2,470	$—	$2,470

Residential mortgage-backed securities	—	16,558	—	16,558

Total securities available for sale	$—	$19,028	$—	$19,028

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. Assets measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015 are summarized below. The fair value adjustments relate to the amount of write-down recorded or related allowance recorded as of March 31, 2016 and December 31, 2015.

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
	(In thousands)
At March 31, 2016

Impaired loans	$—	$—	$390	$390	$(8)

				Assets	Adjustments
	Level 1	Level 2	Level 3	At Fair Value	to Fair Value
	(In thousands)
At December 31, 2015

Impaired loans	$—	$—	$386	$386	$(14)

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

FHLB and Bankers Bank Northeast (BBN) stock: Fair value is based on redemption provisions of the FHLB and BBN. The FHLB and BBN stock have no quoted market value.

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

Off-balance-sheet instruments:  The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.  At March 31, 2016 and December 31, 2015, the fair value of commitments outstanding is not significant since fees charged are not material.

The estimated fair values and related carrying amounts of the Company’s financial instruments at March 31, 2016 and December 31, 2015 are as follows.

	March 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$9,038	$9,038	$—	$—	$9,038
Securities available for sale	18,660	—	18,660	—	18,660
Securities held to maturity	3,051	—	3,110	—	3,110
FHLB stock	2,422	2,422	—	—	2,422
Bankers Bank Northeast stock	60	60	—	—	60
Loans, net	262,501	—	—	263,327	263,327
Accrued interest receivable	770	770	—	—	770
Capitalized mortgage servicing rights	429	—	799	—	799

Financial liabilities:
Deposits	$235,815	$—	$236,500	$—	$236,500
Short-term FHLB advances	8,250	8,250	—	—	8,250
Long-term FHLB advances	26,100	—	26,297	—	26,297
Mortgagors’ escrow accounts	1,776	1,776	—	—	1,776
Accrued interest payable	55	55	—	—	55

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$7,758	$7,758	$—	$—	$7,758
Securities available for sale	19,028	—	19,028	—	19,028
Securities held to maturity	3,112	—	3,128	—	3,128
FHLB stock	2,933	2,933	—	—	2,933
Bankers Bank Northeast stock	60	60	—	—	60
Loans, net	253,983	—	—	254,095	254,095
Accrued interest receivable	799	799	—	—	799
Capitalized mortgage servicing rights	519	—	1,100	—	1,100

Financial liabilities:
Deposits	$207,726	$—	$207,894	$—	$207,894
Short-term FHLB advances	23,500	23,500	—	—	23,500
Long-term FHLB advances	27,100	—	27,255	—	27,255
Mortgagors’ escrow accounts	1,386	1,386	—	—	1,386
Accrued interest payable	59	59	—	—	59

(9)Equity Incentive Plans

At March 31, 2016 the Company had two equity incentive plans, the 2009 Equity Plan and the 2014 Equity Plan. Both plans were described more fully in Note 12 of the consolidated financial statements and notes thereto for the year ended December 31, 2015.

The following tables present the activity for the 2009 and 2014 Equity Plans as of and for the three months ended March 31, 2016.

	Stock Options
	2016
		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at beginning of year	89,275	$14.02
Granted	33,500	$19.40

Outstanding at end of period	122,775	$15.49

Exercisable at end of period	51,740

Weighted average fair value of options granted during the period	$6.07

Options Outstanding				Options Exercisable
Number	Weighted-Average		Weighted	Number	Weighted
Outstanding	Remaining		Average	Exercisable	Average
as of 3/31/2016	Contractual Life		Exercise Price	as of 3/31/2016	Exercise Price

8,712	3.90	Years	$9.33	8,712	$9.33
9,683	4.90	Years	$9.55	9,683	$9.55
8,570	5.90	Years	$9.58	7,359	$9.58
15,200	6.90	Years	$14.00	10,500	$14.00
17,110	7.90	Years	$14.98	8,286	$14.98
30,000	8.90	Years	$17.55	7,200	$17.55
33,500	9.90	Years	$19.40	—	$—
122,775	7.91	Years	$15.49	51,740	$12.40

	Non-vested
	Restricted Stock
	2016
		Weighted
		Average
	Number of	Grant Date
	Shares	Value

Outstanding at beginning of year	44,866	$15.21
Granted	16,500	$19.40
Vested	(14,917)	$14.27

Outstanding at end of period	46,449	$17.00

As of March 31, 2016, unrecognized share-based compensation expense related to non-vested options amounted to $407,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $772,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 3.6 years.

For the three months ended March 31, 2016, the Company recognized compensation expense for stock options of $27,000 with a related tax benefit of $4,000. The related tax benefit applies only to non-qualified stock options.  For the three months ended March 31, 2016, the Company recognized compensation expense for restricted stock awards of $59,000 with a related tax benefit of $24,000.

The Company declared a quarterly cash dividend of $0.05 per share of common stock on April 25, 2016.  The dividend will be paid on or about May 23, 2016, to stockholders of record as of the close of business on May 9, 2016.

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

Net income for the three months ended March 31, 2016 decreased $170,000 compared to the same period in 2015. The decrease was primarily due to an increase in non-interest expenses. The $383,000 or 17% increase in non-interest expense was related to the enhancement of our regulatory compliance staff and compliance programs. Additionally, we added to our commercial lending support staff in late 2015, in line with our continued commercial loan growth. Net interest and dividend income increased primarily due to the increase in commercial loans outstanding. The provision for loan losses totaled $74,000 for the three months ended March 31, 2016, compared to a $27,000 provision for loan losses during the same period in 2015.  Non-interest income increased $20,000, or 9.0%, primarily due to an increase in gain on sale of Small Business Administration (“SBA”) loans. We continued to maintain strong asset quality, as non-performing assets to total assets was 0.30% at March 31, 2016. We are in the process of converting our Loan Production Office (“LPO”) in southern New Hampshire to a full service office and expect it to be fully operating during the second quarter of 2016.

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

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Total assets increased $9.7 million, or 3.28%, to $306.2 million at March 31, 2016 from $296.5 million at December 31, 2015. The increase was primarily due to an increase in loans.

Cash and cash equivalents increased $1.3 million, or 16.5%, to $9.0 million at March 31, 2016 from $7.8 million at December 31, 2015. This temporary increase resulted from the timing of normal cash flows.

Loans, net of allowance for loan losses, increased $8.5 million, or 3.4%, to $262.5 million at March 31, 2016 from $254.0 million at December 31, 2015, due primarily to an increase in commercial loans and construction loans, partially offset by a decrease in residential mortgage loans. Despite the current competitive market, we have decided to maintain our historically high underwriting standards instead of relaxing these standards, and we have not reduced loan rates below levels at which we could not operate profitably.  Commercial loans increased $6.9 million, or 5.3%, to $137.6 million at March 31, 2016 from $130.7 million at December 31, 2015, primarily due to a $7.4 million, or 11.0%, increase in commercial real estate loans. Construction loans increased by $3.4 million, or 17.0%, to $23.8 million at March 31, 2016 from $20.4 million at December 31, 2015, primarily due to a $2.9 million, or 22.4%, increase in one- to four-family construction loans. The majority of our construction loans remain collateralized by residential real estate (73.5% at March 31, 2016 and 70.9% at December 31, 2015).  One- to four-family residential mortgage loans decreased $792,000, or 0.9%, to $85.7 million at March 31, 2016 from $86.5 million at December 31, 2015, as a decrease in mortgage rates resulted in an increase in loan prepayments. Home equity loans and lines of credit decreased $1.0 million, or 5.6%, to $17.2 million at March 31, 2016 from $18.3 million at December 31, 2015, primarily due to one loan payoff.

Our total securities portfolio decreased $429,000, or 1.9%, to $21.7 million at March 31, 2016 from $22.1 million at December 31, 2015, due to the principal payments received on mortgage-backed securities.

Deposits increased $28.1 million, or 13.5%, to $235.8 million at March 31, 2016 from $207.7 million at December 31, 2015. The increase in deposits was primarily due to an increase of $18.1 million, or 25.0%, in certificates of deposit, as promotional rates on 18 month and 30 month certificates were offered during most of the quarter. Demand deposits increased $2.6 million, or 9.3%, and NOW accounts increased $4.2 million, or 14.0%. Management continues to focus on the generation of core checking accounts.

Total FHLB advances decreased $16.2 million, or 32.1%, to $34.4 million at March 31, 2016 compared to $50.6 million at December 31, 2015, primarily due to the inflow of deposits. Short-term advances decreased $15.2 million and long-term advances decreased $1.0 million during the three months ended March 31, 2016.

Stockholders’ equity increased $198,000, or 0.62%, to $32.1 million at March 31, 2016 from $31.9 million at December 31, 2015. The increase resulted primarily from net income of $80,000 for the three months ended March 31, 2016 and other comprehensive income, partially offset by dividend payments and stock repurchases. Other comprehensive income, net of taxes, of $154,000 reflects the change in net unrealized gains/losses, net of taxes, on securities available for sale from a net unrealized gain of $46,000 at December 31, 2015 to a net unrealized gain of $200,000 at March 31, 2016.  Dividend payments totaled $83,000 for the three months ended March 31, 2016. We repurchased 3,818 shares at an average cost of $19.40 totaling $74,000 during the three months ended March 31, 2016.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At		At
	March 31,		December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$85,680	32.38%	$86,472	33.78%
Home equity loans and lines of credit	17,233	6.51	18,263	7.13
Total residential mortgage loans	102,913	38.89	104,735	40.91

Commercial loans:
One- to four-family investment property	13,901	5.25	15,255	5.96
Multi-family real estate	29,757	11.25	30,709	12.00
Commercial real estate	74,549	28.17	67,152	26.23
Commercial business	19,428	7.34	17,548	6.85
Total commercial loans	137,635	52.01	130,664	51.04

Construction loans:
One- to four-family	15,870	6.01	12,967	5.07
Multi-family	1,643	0.62	1,486	0.58
Non-residential	6,329	2.39	5,925	2.31
Total construction loans	23,842	9.02	20,378	7.96

Consumer	207	0.08	237	0.09

Total loans	264,597	100.00%	256,014	100.00%

Other items:
Net deferred loan costs	387		377
Allowance for loan losses	(2,483)		(2,408)

Total loans, net	$262,501		$253,983

Asset Quality. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due and/or on non-accrual status are generally considered non-performing assets.

	At March 31,	At December 31,
	2016	2015
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$932	$776
Commercial loans	—	—
Construction loans	—	—
Consumer	—	—

Total non-accrual loans	932	776

Non-performing restructured loans	—	—

Total non-performing loans	932	776

Other real estate owned	—	—

Total non-performing assets	$932	$776

Ratios:
Non-performing loans to total loans	0.35%	0.30%
Non-performing assets to total assets	0.30%	0.26%
Allowance for loan losses to non-performing loans	266.42%	310.31%

Total delinquent loans increased $38,000, from $938,000 at December 31, 2015 to $976,000 at March 31, 2016, primarily in residential loans.

Non-performing assets totaled $932,000 and $776,000 at March 31, 2016 and December 31, 2015, respectively. Total non-performing assets represented 0.30% and 0.26% of total assets at March 31, 2016 and December 31, 2015, respectively.

Loans classified as substandard increased $154,000, to $2.0 million at March 31, 2016 from $1.9 million at December 31, 2015, primarily in home equity loans and lines of credit.

The allowance for loan losses increased $75,000 to $2.5 million at March 31, 2016 primarily due to the growth in the commercial loan portfolio. There were no loan charge-offs and $1,000 in recoveries for the three months ended March 31, 2016, as compared to $1,000 in loan charge-offs and $1,000 in recoveries for the same period in 2015. The allowance represented 0.94% of total loans at March 31, 2016 and December 31, 2015. At these levels, the allowance for loan losses as a percentage of non-performing loans was 266.42% at March 31, 2016 and 310.31% at December 31, 2015.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

General.  Net income decreased $170,000, or 68.0%, to $80,000 for the three months ended March 31, 2016, from $250,000 for the three months ended March 31, 2015. The decrease in net income was caused by increases in the provision for loan losses and non-interest expense, partially offset by increases in net interest and dividend income and in non-interest income.

Interest and Dividend Income. Interest and dividend income increased $307,000, or 10.7%, to $3.2 million for the three months ended March 31, 2016, primarily due to an increase in interest income on loans. Interest income on loans increased $288,000, or 10.6%, to $3.0 million for the three months ended March 31, 2016, due to a $27.5 million, or 11.8%, increase in the average balance of loans, partially offset by a five basis point decrease in yield to 4.61% for the three months ended March 31, 2016 from 4.66% for the three months ended March 31, 2015.

Interest and dividend income on investment securities increased $15,000, or 10.8%, to $154,000 for the three months ended March 31, 2016 from $139,000 for the three months ended March 31, 2015, due to a $1.6 million, or 6.9% increase in the average balance of investment securities and by a nine basis point increase in yield to 2.50% for the three months ended March 31, 2016 from 2.41% for the three months ended March 31, 2015.

Interest Expense. Interest expense increased $176,000, or 44.2%, to $574,000 for the three months ended March 31, 2016 from $398,000 for the three months ended March 31, 2015. Interest expense on deposits increased $175,000, or 74.2%, to $411,000 for the three months ended March 31, 2016 from $236,000 for the three months ended March 31, 2015, due to an increase in the average balance of interest-bearing deposits of $35.2 million, or 22.2%, to $194.0 million for the three months ended March 31, 2016 from $158.8 million for the three months ended March 31, 2015 and an increase in the average rate we paid on interest-bearing deposits to 0.85% for the three months ended March 31, 2016 compared to 0.59% for the three months ended March 31, 2015.  The increase in interest expense on deposits was primarily due to certificates of deposits, as promotional rates were offered during most of the quarter. Interest expense on certificates of deposits increased $138,000, or 81.6%, to $306,000 for the three months ended March 31, 2016 from $169,000 for the three months ended March 31, 2015 due to an increase in the average balance in certificates of deposits of $23.5 million, or 39.3%, to $83.3 million for the three months ended March 31, 2016 from $59.8 million for the same period in 2015 and by an increase in the average rate we paid on certificates of deposits to 1.47% for the three months ended March 31, 2016 compared to 1.12% for the same period in 2015. Interest expense on money market deposits increased $33,000, or 68.4%, to $81,000 for the three months ended March 31, 2016 from $48,000 for the three months ended March 31, 2015 due to an increase in the average balance in money market deposits of $7.5 million, or 14.0%, to $61.3 million for the three months ended March 31, 2016 from $53.7 million for the same period in 2015 and by an increase in the average rate we paid on money market deposits to 0.53% for the three months ended March 31, 2016 compared to 0.36% for the same period in 2015.

Interest expense on FHLB advances increased $1,000, or 0.6%, to $163,000 for the three months ended March 31, 2016 from $162,000 for the three months ended March 31, 2015. The increase was primarily due to the average rate we paid, which increased 25 basis points to 1.50% for the three months ended March 31, 2016 compared to 1.25% for the three months ended March 31, 2015, partially offset by an $8.2 million, or 15.8%, decrease in the average outstanding balance of advances to $43.6 million for the three months ended March 31, 2016 from $51.8 million for the three months ended March 31, 2015. The average outstanding balance of long-term advances decreased $1.7 million, or 6.0%, to $27.1 million for the three months ended March 31, 2016 from $28.8 million for the three months ended March 31, 2015 and the average outstanding balance of short-term advances decreased $6.4 million, or 28.1%, to $16.5 million for the three months ended March 31, 2016 from $23.0 million for the same period in 2015, as we paid off advances with deposit increases. We expect the average balance of short-term FHLB advances to increase in the near term, as we fund current loan demand.

Net Interest and Dividend Income. Net interest and dividend income increased $131,000, or 5.3%, to $2.5 million for the three months ended March 31, 2016 compared to $2.4 million for the three months ended March 31, 2015. The increase in net interest and dividend income was primarily the result of a $2.6 million, or 5.0%, increase in net average interest-earning assets to $53.8 million for the three months ended March 31, 2016, from $51.2 million for the same period in 2015. Our net interest margin may compress in the future due to competitive pricing in our market area and due to a rising interest rate environment.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several quantitative and qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we recorded a provision for loan losses of $74,000 for the three months ended March 31, 2016, compared to a provision for loan losses of $27,000 for the three months ended March 31, 2015. There were no loan charge-offs and $1,000 of recoveries for the three months ended March 31, 2016, as compared to$1,000 in charge-offs and $1,000 in recoveries for the same period in 2015. The allowance for loan losses was $2.5 million, or 0.94%, of total loans and 266.42% of non-performing loans at March 31, 2016, compared to an allowance for loan losses of $2.4 million, or 0.94%, of total loans and 310.31% of non-performing loans at December 31, 2015. For additional information please refer to Note 6, Loans and Servicing.

Non-interest Income.  Non-interest income increased $20,000, or 9.0%, to $242,000 for the three months ended March 31, 2016 from $222,000 for the three months ended March 31, 2015, primarily due to an increase in gain on sale of SBA loans and customer service fees. The gain on sale of SBA loans was $15,000 for the three months ended March 31, 2016, compared to no gains during the same period in 2015. Income from customer service fees increased $15,000, or 8.9%, to $184,000 for the three months ended March 31, 2016 from $169,000 for the three months ended March 31, 2015. The increase was primarily from the Company’s commercial customer base. Mortgage banking income, net decreased $13,000, or 59.1%, to $9,000 for the three months ended March 31, 2016 from $22,000 for the three months ended March 31, 2015.  The decrease was primarily due to a lower level of residential loan volume.

Non-interest Expense. Non-interest expense increased $383,000, or 17%, to $2.6 million for the three months ended March 31, 2016, from $2.2 million for the three months ended March 31, 2015. Salaries and benefits expense increased $183,000, or 14.9%, primarily due to the costs associated with an increase in the commercial lending support. Data processing expenses increased $54,000, or 33.8%, primarily due to one-time implementation fees of $41,000 expensed during the three months ended March 31, 2016. Professional fees increased $169,000, or 138.5%, primarily due to the costs associated with enhancements to our regulatory compliance staff and compliance programs.

Income Tax Expense. The income before income taxes of $120,000 resulted in income tax expense of $40,000 for the three months ended March 31, 2016, compared to income before income taxes of $399,000 resulting in an income tax expense of $149,000 for the three months ended March 31, 2015. The effective income tax rate was 33.6% for the three months ended March 31, 2016 compared to 37.3% for the three months ended March 31, 2015. The decrease in the effective tax rate was primarily due to a decrease in taxable income as a percentage of total income.

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

	Three Months Ended March 31,
	2016			2015
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$260,704	$3,003	4.61%	$233,216	$2,715	4.66%
Investment securities (1)	24,657	163	2.65%	23,055	147	2.55%
Short-term investments	6,035	6	0.40%	5,513	2	0.15%
Total interest-earning assets	291,396	3,172	4.35%	261,784	2,864	4.38%
Non-interest-earning assets	9,224	—		8,448	—
Total assets	$300,620	3,172		$270,232	2,864

Interest-bearing liabilities:
Savings deposits	$15,720	1	0.03%	$14,608	1	0.03%
NOW accounts	33,722	23	0.27%	30,663	19	0.25%
Money market accounts	61,273	81	0.53%	53,729	48	0.36%
Certificates of deposit	83,280	306	1.47%	59,781	168	1.12%
Total interest-bearing deposits	193,995	411	0.85%	158,781	236	0.59%
FHLB advances	43,612	163	1.50%	51,783	162	1.25%
Total interest-bearing liabilities	237,607	574	0.97%	210,564	398	0.76%
Non-interest-bearing liabilities:
Demand deposits	27,912			26,486
Other non-interest-bearing liabilities	4,056			3,052
Total liabilities	269,575			240,102
Stockholders’ equity	31,045			30,130
Total liabilities and equity	$300,620			$270,232
Net interest-earning assets (3)	$53,789			$51,220
Fully tax-equivalent net interest income		2,598			2,466

Less: tax-equivalent adjustments		(9)			(8)
Net interest income		$2,589			$2,458
Net interest rate spread (1)(4)			3.38%			3.62%
Net interest margin (1)(5)			3.57%			3.77%
Average of interest-earning assets to interest-bearing liabilities			122.64%			124.33%

(1)

Interest and yield on investment securities, interest rate spread and net interest margin are presented on a tax-equivalent basis. Tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of income.  For the three months ended March 31, 2016 and 2015, the yield on investment securities before tax-equivalent adjustments was 2.50% and 2.41%, respectively, and the yield on total interest-earning assets was 4.34% and 4.36%, respectively. Net interest rate spread before tax-equivalent adjustments for the three months ended March 31, 2016 and 2015 was 3.37% and 3.60%, respectively, while net interest margin before tax-equivalent adjustments was 3.55% and 3.76%, respectively.

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

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our fully-taxable net interest and dividend income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	For the Three Months Ended March 31, 2016
	Compared to the Three Months Ended
	March 31, 2015
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$320	$(32)	$288
Investment securities (1)	10	6	16
Short-term investments	—	4	4

Total interest-earning assets	330	(22)	308

Interest-bearing liabilities:
Savings deposits	—	—	—
NOW accounts	2	2	4
Money market accounts	7	26	33
Certificates of deposit	66	72	138

Total interest-bearing deposits	75	100	175

FHLB advances	(26)	27	1

Total interest-bearing liabilities	49	127	176

Change in net interest income	$281	$(149)	$132

(1)

Municipal securities income and net interest income are presented on a tax-equivalent basis using a tax rate of 34% resulting in an adjustment of $9,000 and $8,000 for the three months ended March 31, 2016 and 2015, respectively.

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

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are generally invested in interest-earning deposits and short- and intermediate-term securities. The excess cash and cash equivalent balances are expected to be used to fund increases in loans and securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2016, cash and cash equivalents totaled $9.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $18.7 million at March 31, 2016. Our policies also allow for access to the wholesale funds market for up to 50.0% of total assets, or $153.1 million. At March 31, 2016, we had $34.4 million in FHLB advances outstanding, $30.2 million in certificates of deposit obtained through a listing service and $3.3 million in brokered certificates of deposit, allowing the Company access to an additional $85.2 million in wholesale funds based on policy guidelines.

At March 31, 2016 we had $2.1 million in loan commitments outstanding. In addition to commitments to originate loans, we had $42.2 million in unadvanced funds to borrowers.

At March 31, 2016, we had $3.0 million in outstanding irrevocable stand-by letters of credit.  These letters of credit, which have terms of 12 months, collateralize specific municipal deposits.  The fair value of these letters of credit approximate contract values based on the nature of the fee arrangements with the FHLB.

Certificates of deposit due within one year of March 31, 2016 totaled $25.3 million, or 10.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits than we currently pay on the certificates of deposit due on or before March 31, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

Our primary investing activities are the origination and purchase of loans and the purchase of securities. During the three months ended March 31, 2016, we originated $24.8 million in loans, purchased $3.1 million of residential loans and purchased $2.5 million of investment securities. We expect to purchase additional residential mortgages to replace recent residential loan prepayments.

Financing activities consist primarily of activity in deposit accounts and FHLB advances.  We experienced a net increase in total deposits of $28.1 million for the three months ended March 31, 2016. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. FHLB advances decreased $16.3 million during the three months ended March 31, 2016 due to deposit growth. FHLB advances have primarily been used to fund loan demand and deposit outflows. We sold $210,000 of SBA loans during the three months ended March 31, 2016.

Capital Management.  Effective January 1, 2015 (with a phase-in period of two to five years for certain components), the Bank became subject to new capital regulations adopted by the OCC and other federal bank regulatory agencies that implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act.  Among other things, the regulations established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The regulations also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The regulations limit a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The regulations also implement the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions. The “capital conservation buffer” is being phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

At March 31, 2016, Georgetown Bank met each of its capital requirements and was considered “well-capitalized”, and also met each of its capital requirements on a fully phased-in basis.

Off-Balance Sheet Arrangements. For the three months ended March 31, 2016, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 1A.Risk Factors

Other than as set forth in prior filings with the Securities and Exchange Commission or this Quarterly Report on Form 10-Q, there have been no material changes to the Risk Factors set forth in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 29, 2016.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c) The following table presents a summary of the Company’s share repurchases during the quarter ended March 31, 2016.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet be
	Total Number of	Average Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	Per Share	Program (1)	Program (1)
January 1 through January 31, 2016	0	$0.00	0	15,973
February 1 through February 29, 2016	3,818	$19.40	0	15,973
March 1 through March 31, 2016	0	$0.00	0	15,973

(1)

On July 23, 2013, the Company announced that its Board of Directors had authorized a second stock repurchase program pursuant to which the Company intends to purchase up to approximately 5.0% of its then issued and outstanding shares, or up to 93,765 shares. The repurchase program has no expiration date.

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

Item 6.Exhibits

31.1Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101The following financial statements from Georgetown Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 13, 2016, formatted in XBRL: (1) Consolidated Statements of Financial Condition, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, (6) Notes to Consolidated Financial Statements.

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

GEORGETOWN BANCORP, INC.
(Registrant)

Date: May 13, 2016	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2016	/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)