Form 10-Q
period 2016-06-30
Georgetown Bancorp, Inc.
filed 2016-08-12
CIK 1542299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 1,840,920 shares outstanding as of August 8, 2016.

Form 10-Q

GEORGETOWN BANCORP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At	At
	June 30,	December 31,
	2016	2015
	(Unaudited)
	(In thousands, except share data)
ASSETS

Cash and due from banks	$1,794	$1,927
Short-term investments	3,858	5,831
Total cash and cash equivalents	5,652	7,758

Securities available for sale, at fair value	19,947	19,028
Securities held to maturity, at amortized cost (fair value of $3,121 at June 30, 2016 and $3,128 at December 31, 2015)	3,011	3,112
Federal Home Loan Bank stock, at cost	2,011	2,933
Bankers Bank Northeast stock, at cost	60	60
Loans held for sale	184	—
Loans, net of allowance for loan losses of $2,483 at June 30, 2016 and $2,408 at December 31, 2015	259,221	253,983
Premises and equipment, net	4,243	3,837
Accrued interest receivable	783	799
Bank-owned life insurance	3,153	3,101
Other assets	1,630	1,891

Total assets	$299,895	$296,502

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$232,878	$207,726
Short-term Federal Home Loan Bank advances	5,500	23,500
Long-term Federal Home Loan Bank advances	25,600	27,100
Mortgagors’ escrow accounts	1,601	1,386
Due to broker for investment purchase	—	2,505
Accrued expenses and other liabilities	1,924	2,377
Total liabilities	267,503	264,594

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share: 50,000,000 shares authorized at June 30, 2016 and December 31, 2015; none outstanding	—	—
Common stock, $0.01 par value per share: 100,000,000 shares authorized, 1,840,920 shares issued at June 30, 2016 and 1,828,238 shares issued at December 31, 2015	18	18
Additional paid-in capital	19,738	19,402
Retained earnings	13,850	13,788
Accumulated other comprehensive income	286	46
Unearned compensation - ESOP (76,026 shares unallocated at June 30, 2016 and 79,645 shares unallocated at December 31, 2015)	(794)	(835)
Unearned compensation - Restricted stock (46,449 shares non-vested at June 30, 2016 and 44,866 shares non-vested at December 31, 2015)	(706)	(511)
Total stockholders’ equity	32,392	31,908

Total liabilities and stockholders’ equity	$299,895	$296,502

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except share and per share data)

Interest and dividend income:
Loans, including fees	$3,035	$2,733	$6,038	$5,448
Securities	154	146	308	286
Short-term investments	5	2	11	4
Total interest and dividend income	3,194	2,881	6,357	5,738

Interest expense:
Deposits	456	249	867	485
Short-term Federal Home Loan Bank advances	8	7	28	21
Long-term Federal Home Loan Bank advances	140	152	283	301
Total interest expense	604	408	1,178	807

Net interest and dividend income	2,590	2,473	5,179	4,931
Provision for loan losses	—	—	74	27
Net interest and dividend income, after provision for loan losses	2,590	2,473	5,105	4,904

Non-interest income:
Customer service fees	171	181	355	350
Mortgage banking income, net	46	29	55	51
Gain on sale of SBA loans	—	—	15	—
Income from bank-owned life insurance	26	25	52	50
Other	12	8	20	14
Total non-interest income	255	243	497	465

Non-interest expenses:
Salaries and employee benefits	1,464	1,210	2,875	2,438
Occupancy and equipment expenses	264	253	529	531
Data processing expenses	167	165	381	325
Professional fees	268	120	559	242
Advertising expenses	88	88	175	176
FDIC insurance	47	42	91	84
Other general and administrative expenses	303	264	628	600
Total non-interest expenses	2,601	2,142	5,238	4,396

Income before income taxes	244	574	364	973

Income tax provision	92	211	132	360

Net income	$152	$363	$232	$613

Weighted-average number of common shares outstanding:
Basic	1,763,721	1,751,698	1,759,123	1,749,765
Diluted	1,773,852	1,758,442	1,766,325	1,758,672

Net income per share:
Basic	$0.09	$0.21	$0.13	$0.35
Diluted	$0.09	$0.21	$0.13	$0.35

Dividends paid per share	$0.05	$0.0475	$0.0975	$0.09

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)

Net income	$152	$363	$232	$613

Net unrealized gain (loss) on securities available for sale	134	(251)	372	(180)
Income tax (provision) benefit	(48)	89	(132)	63
Other comprehensive income (loss), net of tax	86	(162)	240	(117)

Comprehensive income	$238	$201	$472	$496

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation-	Compensation-
	Stock	Capital	Earnings	Income	ESOP	Restricted Stock	Total
	(In thousands)

Balance at December 31, 2014	$18	$19,245	$12,593	$143	$(918)	$(369)	$30,712

Net income	—	—	613	—	—	—	613
Other comprehensive loss	—	—	—	(117)	—	—	(117)
Cash dividends paid ($0.09 per share)	—	—	(157)	—	—	—	(157)
Repurchased stock related to buyback program (17,000 shares)	—	(315)	—	—	—	—	(315)
Common stock held by ESOP allocated or committed to be allocated (3,620 shares)	—	24	—	—	41	—	65
Restricted stock granted in connection with equity incentive plan (20,000 shares)	—	351	—	—	—	(351)	—
Purchased stock related to vested restricted stock (3,091 shares)	—	(54)	—	—	—	—	(54)
Exercise of stock options (884 shares)	—	8	—	—	—	—	8
Share based compensation - options	—	42	—	—	—	—	42
Share based compensation - restricted stock	—	—	—	—	—	100	100

Balance at June 30, 2015	$18	$19,301	$13,049	$26	$(877)	$(620)	$30,897

Balance at December 31, 2015	$18	$19,402	$13,788	$46	$(835)	$(511)	$31,908

Net income	—	—	232	—	—	—	232
Other comprehensive income	—	—	—	240	—	—	240
Cash dividends paid ($0.0975 per share)	—	—	(170)	—	—	—	(170)
Common stock held by ESOP allocated or committed to be allocated (3,620 shares)	—	31	—	—	41	—	72
Restricted stock granted in connection with equity incentive plan (16,500 shares)	—	320	—	—	—	(320)	—
Purchased stock related to vested restricted stock (3,818 shares)	—	(74)	—	—	—	—	(74)
Share based compensation - options	—	59	—	—	—	—	59
Share based compensation - restricted stock	—	—	—	—	—	125	125

Balance at June 30, 2016	$18	$19,738	$13,850	$286	$(794)	$(706)	$32,392

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2016	2015
	(In thousands)

Cash flows from operating activities:
Net income	$232	$613
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	74	27
Amortization of securities, net	67	61
Net change in deferred loan fees and costs	(38)	94
Depreciation and amortization expense	205	191
Decrease (increase) in accrued interest receivable	16	(5)
Income from bank-owned life insurance	(52)	(50)
Stock-based compensation expense	256	207
Gain on sale of loans	(17)	(36)
Loans originated for sale	(436)	(1,334)
Proceeds from sales of loans	269	2,360
Net change in other assets and liabilities	(324)	1,202
Net cash provided by operating activities	252	3,330

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	1,427	1,258
Purchases	(2,038)	(2,544)
Activity in securities held to maturity:
Maturities, prepayments and calls	87	116
Purchases	(2,494)	—
Redemption of Federal Home Loan Bank stock	922	—
Purchase of Bankers Bank Northeast stock	—	(60)
Loan originations, net	(946)	1,184
Principal balance of loans purchased	(4,328)	(2,443)
Purchase of premises and equipment	(611)	(65)
Proceeds from sale of premises and equipment	—	77
Net cash used by investing activities	(7,981)	(2,477)

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(concluded)

	Six Months Ended
	June 30,
	2016	2015
	(In thousands)

Cash flows from financing activities:
Net change in deposits	25,152	12,905
Net change in Federal Home Loan Bank advances with maturities of three months or less	(18,500)	(15,750)
Proceeds from Federal Home Loan Bank advances with maturities greater than three months	3,500	5,000
Repayments of Federal Home Loan Bank advances with maturities greater than three months	(4,500)	(1,500)
Net change in mortgagors’ escrow accounts	215	(25)
Repurchase of common stock	(74)	(369)
Exercise of stock options	—	8
Cash dividends paid on common stock	(170)	(157)
Net cash provided by financing activities	5,623	112

Net change in cash and cash equivalents	(2,106)	965

Cash and cash equivalents at beginning of period	7,758	4,918

Cash and cash equivalents at end of period	$5,652	$5,883

Supplementary information:
Interest paid on deposit accounts	$866	$483
Interest paid on advances	324	323
Income taxes paid	431	604
Change in due to broker for investment purchases	(2,505)	—

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)Basis of Presentation

The accompanying unaudited financial statements of Georgetown Bancorp, Inc., a Maryland corporation, (the “Company”) were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six-month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2015 Consolidated Financial Statements presented in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 29, 2016. The consolidated financial statements include the accounts of Georgetown Bank (the “Bank”) and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except share and per share data)

Net income available to common stockholders	$152	$363	$232	$613

Basic common shares:
Weighted average shares outstanding	1,794,469	1,791,270	1,791,237	1,792,537
Less: Weighted average unallocated ESOP shares	(77,199)	(84,440)	(78,104)	(85,345)
Add: Weighted average unvested restricted stock shares with non-forfeitable dividend rights	46,451	44,868	45,990	42,573
Basic weighted average common shares outstanding	1,763,721	1,751,698	1,759,123	1,749,765

Dilutive potential common shares	10,131	6,744	7,202	8,907

Diluted weighted average common shares outstanding	1,773,852	1,758,442	1,766,325	1,758,672

Basic earnings per share	$0.09	$0.21	$0.13	$0.35

Diluted earnings per share	$0.09	$0.21	$0.13	$0.35

Options to purchase 122,775 shares, representing all outstanding options, were included in the computation of diluted earnings per share for the three months and six months ended June 30, 2016. Options to purchase 90,797 shares, representing all outstanding options, were included in the computation of diluted earnings per share for the three and six months ended June 30, 2015.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is currently evaluating the provisions of ASU 2016-09 to determine the potential impact the new standard will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.”  This ASU includes provisions intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by the entity.  In order to achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires a broader range of reasonable and supportable information to inform credit loss estimates.  ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019.  Early adoption is permitted in interim and annual reporting periods beginning after December 15, 2018.  Any increase in the allowance for loan losses or expenses incurred to determine the appropriate level of allowance for loan losses may have a material adverse effect on the Company’s financial condition and results of operations. The Company is currently evaluating the provisions of ASU 2016-13 to determine the potential impact the new standard will have on its consolidated financial statements.

(5)Securities

A summary of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At June 30, 2016

Securities available for sale

State and municipal	$2,386	$94	$—	$2,480

Residential mortgage-backed securities	17,114	353	—	17,467

Total securities available for sale	$19,500	$447	$—	$19,947

Securities held to maturity

State and municipal	$571	$43	$—	$614

Residential mortgage-backed securities	2,440	67	—	2,507

Total securities held to maturity	$3,011	$110	$—	$3,121

At December 31, 2015

Securities available for sale

State and municipal	$2,410	$62	$(2)	$2,470

Residential mortgage-backed securities	16,543	104	(89)	16,558

Total securities available for sale	$18,953	$166	$(91)	$19,028

Securities held to maturity

State and municipal	$573	$12	$—	$585

Residential mortgage-backed securities	2,539	4	—	2,543

Total securities held to maturity	$3,112	$16	$—	$3,128

All residential mortgage-backed securities have been issued by government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2016 is shown in the table below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

After five years through ten years	$533	$552	$—	$—
Over ten years	1,853	1,928	571	614
	2,386	2,480	571	614
Residential mortgage-backed securities	17,114	17,467	2,440	2,507

	$19,500	$19,947	$3,011	$3,121

There were no sales of securities for the six months ended June 30, 2016 and 2015.

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

There were no securities with gross unrealized losses at June 30, 2016.

The unrealized losses in the above table on the Company’s investments in state and municipal bonds and residential mortgage backed securities were primarily caused by changes in interest rates and not by credit quality.  Many of these investments are issued by government sponsored enterprises and as management has not decided to sell these securities, nor is it likely that the Company will be required to sell these securities, no declines are deemed to be OTTI.

(6)Loans and Servicing

Loans

A summary of loans is as follows:

	At		At
	June 30,		December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(In thousands)
Residential loans:
One- to four-family	$83,721	32.04%	$86,472	33.78%
Home equity loans and lines of credit	17,238	6.60	18,263	7.13
Total residential mortgage loans	100,959	38.64	104,735	40.91

Commercial loans:
One- to four-family investment property	12,386	4.74	15,255	5.96
Multi-family real estate	28,988	11.09	30,709	12.00
Commercial real estate	76,583	29.31	67,152	26.23
Commercial business	19,555	7.48	17,548	6.85
Total commercial loans	137,512	52.62	130,664	51.04

Construction loans:
One- to four-family	13,266	5.08	12,967	5.07
Multi-family	2,328	0.89	1,486	0.58
Non-residential	6,997	2.68	5,925	2.31
Total construction loans	22,591	8.65	20,378	7.96

Consumer	227	0.09	237	0.09

Total loans	261,289	100.00%	256,014	100.00%

Other items:
Net deferred loan costs	415		377
Allowance for loan losses	(2,483)		(2,408)

Total loans, net	$259,221		$253,983

An analysis of the allowance for loan losses for the six months ended June 30, 2016 and 2015 and at June 30, 2016 and December 31, 2015 is below. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
			One‑ to four‑
		Home equity	family
	One‑ to four‑	loans and	investment	Multi‑family	Commercial	Commercial	One‑ to four‑		Non-
	family	lines of credit	property	real estate	real estate	business	family	Multi‑family	residential	Consumer	Unallocated	Total

	(In thousands)
Allowance for loan losses

Six Months Ended June 30, 2016
Beginning Balance	$197	$276	$90	$233	$1,021	$305	$113	$12	$91	$2	$68	$2,408
Charge-offs	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Recoveries	—	1	—	—	—	—	—	—	—	2	—	3
(Benefit) provision	(30)	(18)	(15)	(13)	128	38	—	7	16	—	(39)	74
Ending Balance	$167	$259	$75	$220	$1,149	$343	$113	$19	$107	$2	$29	$2,483

Six Months Ended June 30, 2015
Beginning Balance	$273	$249	$46	$113	$943	$311	$117	$97	$77	$3	$—	$2,229
Charge-offs	—	—	—	—	—	(22)	—	—	—	(3)	—	(25)
Recoveries	—	1	—	—	—	—	—	—	—	2	—	3
(Benefit) provision	(78)	7	7	44	(25)	18	13	(26)	17	1	49	27
Ending Balance	$195	$257	$53	$157	$918	$307	$130	$71	$94	$3	$49	$2,234

At June 30, 2016

Allowance for loan losses
Individually evaluated for impairment	$—	$—	$7	$—	$—	$—	$—	$—	$—	$—	$—	$7
Collectively evaluated for impairment	167	259	68	220	1,149	343	113	19	107	2	29	2,476
	$167	$259	$75	$220	$1,149	$343	$113	$19	$107	$2	$29	$2,483

Loans
Individually evaluated for impairment	$1,564	$103	$87	$—	$284	$—	$—	$—	$—	$—	$—	$2,038
Collectively evaluated for impairment	82,157	17,135	12,299	28,988	76,299	19,555	13,266	2,328	6,997	227	—	259,251
	$83,721	$17,238	$12,386	$28,988	$76,583	$19,555	$13,266	$2,328	$6,997	$227	$—	$261,289

At December 31, 2015

Allowance for loan losses
Individually evaluated for impairment	$7	$—	$7	$—	$—	$—	$—	$—	$—	$—	$—	$14
Collectively evaluated for impairment	190	276	83	233	1,021	305	113	12	91	2	68	2,394
	$197	$276	$90	$233	$1,021	$305	$113	$12	$91	$2	$68	$2,408

Loans
Individually evaluated for impairment	$1,567	$104	$88	$—	$287	$—	$—	$—	$—	$—	$—	$2,046
Collectively evaluated for impairment	84,905	18,159	15,167	30,709	66,865	17,548	12,967	1,486	5,925	237	—	253,968
	$86,472	$18,263	$15,255	$30,709	$67,152	$17,548	$12,967	$1,486	$5,925	$237	$—	$256,014

The following is a summary of past-due and non-accrual loans at June 30, 2016 and December 31, 2015. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
At June 30, 2016
Residential loans:
One- to four-family	$—	$—	$775	$775	$82,946	$83,721	$—	$775
Home equity loans and lines of credit	—	31	—	31	17,207	17,238	—	157

Commercial loans:
One- to four-family investment property	—	—	—	—	12,386	12,386	—	—
Multi-family real estate	—	—	—	—	28,988	28,988	—	—
Commercial real estate	—	—	—	—	76,583	76,583	—	—
Commercial business	6	—	—	6	19,549	19,555	—	—

Construction loans:
One- to four-family	—	—	—	—	13,266	13,266	—	—
Multi-family	—	—	—	—	2,328	2,328	—	—
Non-residential	—	—	—	—	6,997	6,997	—	—

Consumer	—	—	—	—	227	227	—	—
Total	$6	$31	$775	$812	$260,477	$261,289	$—	$932

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
At December 31, 2015
Residential loans:
One- to four-family	$—	$—	$649	$649	$85,823	$86,472	$—	$776
Home equity loans and lines of credit	273	—	—	273	17,990	18,263	—	—

Commercial loans:
One- to four-family investment property	—	—	—	—	15,255	15,255	—	—
Multi-family real estate	—	—	—	—	30,709	30,709	—	—
Commercial real estate	—	—	—	—	67,152	67,152	—	—
Commercial business	12	—	—	12	17,536	17,548	—	—

Construction loans:
One- to four-family	—	—	—	—	12,967	12,967	—	—
Multi-family	—	—	—	—	1,486	1,486	—	—
Non-residential	—	—	—	—	5,925	5,925	—	—

Consumer	—	4	—	4	233	237	—	—
Total	$285	$4	$649	$938	$255,076	$256,014	$—	$776

The following is a summary of impaired loans at June 30, 2016 and December 31, 2015, and average and interest amounts for the six months and year then ended, respectively.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
(In thousands)
At June 30, 2016
Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$1,564	$1,564	$—	$1,566	$24
Home equity loans and lines of credit	103	103	—	104	2
Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	284	284	—	286	9
Commercial business	—	—	—	—	—
Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total impaired with no related allowance	$1,951	$1,951	$—	$1,956	$35

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$—	$—	$—	$—	$—
Home equity loans and lines of credit	—	—	—	—	—
Commercial loans:
One- to four-family investment property	87	87	7	87	2
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total with an allowance recorded	$87	$87	$7	$87	$2

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
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

The Company made no loan modifications that resulted in a troubled debt restructuring (“TDR”) during the six months ended June 30, 2016. The Company had two commercial business loans totaling $235,000 guaranteed by two individuals. During the six months ended June 30, 2015, the business was sold and net proceeds of $100,000 were applied to the outstanding balances leaving a combined deficiency or pre-modification balance of $135,000. The $135,000 balance was modified into two loans held individually by the personal guarantors of the original loans on a pro-rated basis based on their respective ownership percentages. The first loan had a $45,000 balance and the borrower made a $22,500 cash payment and the remaining $22,500 balance was charged off to the allowance for loan losses resulting in a post-modification balance of zero.  The remaining balance was modified into a one- to four-family investment property loan with a post modification balance of $90,000.  The troubled debt restructure (“TDR”) did not result in a material impact to the allowance for loan losses.

At June 30, 2016 and December 31, 2015, there were no TDR loans in default of their modified terms.

The Company has one residential loan in the process of foreclosure with a recorded balance of $649,000 at June 30, 2016.

The following table represents the Company’s loans by risk rating at June 30, 2016 and December 31, 2015. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
			One‑ to four‑
		Home equity	family
	One‑ to four‑	loans and lines	investment	Multi‑family	Commercial	Commercial	One‑ to four‑		Non-
	family	of credit	property	real estate	real estate	business	family	Multi‑family	residential	Consumer	Total
	(In thousands)
At June 30, 2016

Classification:
Not formally rated	$82,031	$17,001	$—	$—	$—	$—	$—	$—	$—	$227	$99,259
Pass	—	—	12,299	28,988	75,862	19,406	13,266	2,328	6,997	—	159,146
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	1,690	237	87	—	721	149	—	—	—	—	2,884
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$83,721	$17,238	$12,386	$28,988	$76,583	$19,555	$13,266	$2,328	$6,997	$227	$261,289

At December 31, 2015

Classification:
Not formally rated	$84,778	$18,183	$—	$—	$—	$—	$—	$—	$—	$237	$103,198
Pass	—	—	15,167	30,709	66,420	17,454	12,967	1,486	5,925	—	150,128
Special mention	—	—	—	—	732	94	—	—	—	—	826
Substandard	1,694	80	88	—	—	—	—	—	—	—	1,862
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$86,472	$18,263	$15,255	$30,709	$67,152	$17,548	$12,967	$1,486	$5,925	$237	$256,014

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

Loans serviced for others and mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $93.2 million and $100.5 million at June 30, 2016 and December 31, 2015, respectively.

The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was $712,000 and $1.1 million at June 30, 2016 and December 31, 2015, respectively, and was determined using the moving average 10-year, U.S. Treasury rate plus 5.0%, adjusted to reflect the current credit spreads and conditions in the market as a discount rate. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association and an independent third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the independent third party valuation specialist.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity related to valuation allowances.

	Six Months Ended
	June 30,
	2016	2015
	(In thousands)

Mortgage servicing rights:
Balance at beginning of period	$523	$840
Additions	—	10
Amortization	(140)	(175)
Balance at end of period	383	675

Valuation allowance:
Balance at beginning of period	4	6
Additions	13	13
Reductions	—	(13)
Balance at end of period	17	6

Mortgage servicing rights, net	$366	$669

Fair value of mortgage servicing rights	$712	$1,157

(7)Secured Borrowings and Collateral

Federal Home Loan Bank advances

At June 30, 2016 all Federal Home Loan Bank of Boston (“FHLB”) advances were secured by a blanket security agreement on qualified collateral, principally first mortgage loans on owner-occupied residential property in the amount of $70.8 million, $24.5 million commercial real estate loans and mortgage-backed securities with a fair value of $20.0 million.

(8)Fair Value Measurements

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

Level l - Valuation is based on quoted prices in active markets for identical assets or liabilities. Level l assets and liabilities generally include debt and equity securities that are traded in an active exchange market. At June 30, 2016, the Company had no assets or liabilities valued using Level 1 measurements.

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

All of the Company’s securities that are measured at fair value are included in Level 2 and are based on pricing models from independent, third party pricing services that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no liabilities measured at fair value. All of the Company’s impaired loans that are measured at fair value are included in Level 3 and are based on the appraised value of the underlying collateral considering discounting factors, if deemed appropriate, and adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation. The Company did not have any significant transfers of assets or liabilities to or from Levels 1 and 2 of the fair value hierarchy during the six month period ended June 30, 2016.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 are summarized below.

				Total
				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
At June 30, 2016

Assets

Securities available for sale

State and municipal	$—	$2,480	$—	$2,480

Residential mortgage-backed securities	—	17,467	—	17,467

Total securities available for sale	$—	$19,947	$—	$19,947

At December 31, 2015

Assets

Securities available for sale

State and municipal	$—	$2,470	$—	$2,470

Residential mortgage-backed securities	—	16,558	—	16,558

Total securities available for sale	$—	$19,028	$—	$19,028

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. Assets measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015 are summarized below. The fair value adjustments relate to the amount of write-down recorded or related allowance recorded as of June 30, 2016 and December 31, 2015.

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
	(In thousands)
At June 30, 2016

Impaired loans	$—	$—	$80	$80	$(7)

				Assets	Adjustments
	Level 1	Level 2	Level 3	At Fair Value	to Fair Value
	(In thousands)
At December 31, 2015

Impaired loans	$—	$—	$386	$386	$(14)

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

Off-balance-sheet instruments:  The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.  At June 30, 2016 and December 31, 2015, the fair value of commitments outstanding is not significant since fees charged are not material.

The estimated fair values and related carrying amounts of the Company’s financial instruments at June 30, 2016 and December 31, 2015 are as follows.

	June 30, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$5,652	$5,652	$—	$—	$5,652
Securities available for sale	19,947	—	19,947	—	19,947
Securities held to maturity	3,011	—	3,121	—	3,121
FHLB stock	2,011	2,011	—	—	2,011
BBN stock	60	60	—	—	60
Loans held for sale	184	187	—	—	187
Loans, net	259,221	—	—	260,382	260,382
Accrued interest receivable	783	783	—	—	783
Capitalized mortgage servicing rights	366	—	712	—	712

Financial liabilities:
Deposits	$232,878	$—	$233,544	$—	$233,544
Short-term FHLB advances	5,500	5,500	—	—	5,500
Long-term FHLB advances	25,600	—	25,774	—	25,774
Mortgagors’ escrow accounts	1,601	1,601	—	—	1,601
Accrued interest payable	47	47	—	—	47

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$7,758	$7,758	$—	$—	$7,758
Securities available for sale	19,028	—	19,028	—	19,028
Securities held to maturity	3,112	—	3,128	—	3,128
FHLB stock	2,933	2,933	—	—	2,933
BBN stock	60	60	—	—	60
Loans, net	253,983	—	—	254,095	254,095
Accrued interest receivable	799	799	—	—	799
Capitalized mortgage servicing rights	519	—	1,100	—	1,100

Financial liabilities:
Deposits	$207,726	$—	$207,894	$—	$207,894
Short-term FHLB advances	23,500	23,500	—	—	23,500
Long-term FHLB advances	27,100	—	27,255	—	27,255
Mortgagors’ escrow accounts	1,386	1,386	—	—	1,386
Accrued interest payable	59	59	—	—	59

(9)Equity Incentive Plans

At June 30, 2016 the Company had two equity incentive plans, the 2009 Equity Plan and the 2014 Equity Plan. Both plans were described more fully in Note 12 of the consolidated financial statements and notes thereto for the year ended December 31, 2015.

The following table presents the activity for the 2009 and 2014 Equity Plans for the six months ended June 30, 2016.

	Stock Options
	2016
		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at beginning of year	89,275	$14.02
Granted	33,500	$19.40

Outstanding at end of period	122,775	$15.49

Exercisable at end of period	51,740

Weighted average fair value of options granted during the period	$6.07

Options Outstanding				Options Exercisable
Number	Weighted-Average		Weighted	Number	Weighted
Outstanding	Remaining		Average	Exercisable	Average
as of 6/30/2016	Contractual Life		Exercise Price	as of 6/30/2016	Exercise Price

8,712	3.65	Years	$9.33	8,712	$9.33
9,683	4.65	Years	$9.55	9,683	$9.55
8,570	5.65	Years	$9.58	7,359	$9.58
15,200	6.65	Years	$14.00	10,500	$14.00
17,110	7.65	Years	$14.98	8,286	$14.98
30,000	8.65	Years	$17.55	7,200	$17.55
33,500	9.65	Years	$19.40	—	$—
122,775	7.66	Years	$15.49	51,740	$12.40

	Non-vested
	Restricted Stock
	2016
		Weighted
		Average
	Number of	Grant Date
	Shares	Value

Outstanding at beginning of year	44,866	$15.21
Granted	16,500	$19.40
Vested	(14,917)	$14.27

Outstanding at end of period	46,449	$17.00

As of June 30, 2016, unrecognized share-based compensation expense related to non-vested options amounted to $374,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $706,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 3.4 years.

For the six months ended June 30, 2016, the Company recognized compensation expense for stock options of $59,000 with a related tax benefit of $8,000. The related tax benefit applies only to non-qualified stock options.  For the six months ended June 30, 2016, the Company recognized compensation expense for restricted stock awards of $125,000 with a related tax benefit of $50,000.

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

Net income for the six months ended June 30, 2016 decreased $381,000 compared to the same period in 2015. The decrease in net income was primarily due to an increase in non-interest expense and an increase in the provision for loan losses partially offset by an increase in net interest and dividend income and an increase in non-interest income. Net interest and dividend income increased primarily due to an increase in average loans outstanding. The provision for loan losses totaled $74,000 for the six months ended June 30, 2016, compared to a $27,000 provision for loan losses during the same period in 2015 and the increase was primarily due to loan growth.  Non-interest expenses increased $842,000, or 19.2%, to $5.2 million for the six months ended June 30, 2016, compared to $4.4 million for the six months ended June 30, 2015, primarily due to the cost associated with an increase in commercial lending support and regulatory compliance staff.  Non-interest income increased $32,000, or 6.9%, primarily due to an increase in gain on sale of Small Business Administration (“SBA”) loans. We continued to maintain strong asset quality, as non-performing assets to total assets was 0.31% at June 30, 2016. We converted our Loan Production Office (“LPO”) in southern New Hampshire to a full service office in June 2016.

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

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Total assets increased $3.4 million, or 1.14%, to $299.9 million at June 30, 2016 from $296.5 million at December 31, 2015. The increase was primarily due to an increase in loans, offset by a decrease in cash and cash equivalents.

Cash and cash equivalents decreased $2.1 million, or 27.1%, to $5.7 million at June 30, 2016 from $7.8 million at December 31, 2015. This decrease resulted from the timing of normal cash flows.

Loans, net of allowance for loan losses, increased $5.2 million, or 2.1%, to $259.2 million at June 30, 2016 from $254.0 million at December 31, 2015, due primarily to an increase in commercial loans and construction loans, partially offset by a decrease in residential mortgage loans. Despite the current competitive market, we have decided to maintain our historically high underwriting standards instead of relaxing these standards, and we have not reduced loan rates below levels at which we could not operate profitably.  Commercial loans increased $6.8 million, or 5.2%, to $137.5 million at June 30, 2016 from $130.7 million at December 31, 2015, primarily due to a $9.4 million, or 14.0%, increase in commercial real estate loans. Construction loans increased by $2.2 million, or 10.9%, to $22.6 million at June 30, 2016 from $20.4 million at December 31, 2015, primarily due to a $1.1 million, or 18.1%, increase in non-residential construction loans and an $842,000, or 56.7%, increase in multi-family construction loans. The majority of our construction loans remain collateralized by residential real estate (69.0% at June 30, 2016 and 70.9% at December 31, 2015).  One- to four-family residential mortgage loans decreased $2.8 million, or 3.2%, to $83.7 million at June 30, 2016 from $86.5 million at December 31, 2015, as a decrease in mortgage rates resulted in an increase in loan prepayments due to loan refinances out of the Bank. Home equity loans and lines of credit decreased $1.0 million, or 5.6%, to $17.2 million at June 30, 2016 from $18.3 million at December 31, 2015, primarily due to one loan payoff.

Our total securities portfolio increased $818,000, or 3.7%, to $23.0 million at June 30, 2016 from $22.1 million at December 31, 2015, due to the purchase of securities offset by principal payments received on mortgage-backed securities.

Deposits increased $25.2 million, or 12.1%, to $232.9 million at June 30, 2016 from $207.7 million at December 31, 2015. The increase in deposits was primarily due to an increase of $19.7 million, or 27.3%, in certificates of deposit, as promotional rates on 18 month and 30 month certificates were offered during most of the first quarter. Demand deposits increased $2.8 million, or 10.2%, and NOW accounts increased $2.4 million, or 7.9%. Management continues to focus on the generation of core checking accounts through use of the Haberfeld checking account acquisition program.

Total FHLB advances decreased $19.5 million, or 38.5%, to $31.1 million at June 30, 2016 compared to $50.6 million at December 31, 2015, primarily due to the inflow of deposits which were used to pay off maturing advances. Short-term advances decreased $18.0 million and long-term advances decreased $1.5 million during the six months ended June 30, 2016.

Stockholders’ equity increased $484,000, or 1.5%, to $32.4 million at June 30, 2016 from $31.9 million at December 31, 2015. The increase resulted primarily from net income of $232,000 for the six months ended June 30, 2016 and other comprehensive income, partially offset by dividend payments and stock repurchases. Other comprehensive income, net of taxes, of $240,000 reflects the change in net unrealized gains/losses, net of taxes, on securities available for sale from a net unrealized gain of $46,000 at December 31, 2015 to a net unrealized gain of $286,000 at June 30, 2016.  Dividend payments totaled $170,000 for the six months ended June 30, 2016. We repurchased 3,818 shares at an average cost of $19.40 totaling $74,000 during the six months ended June 30, 2016.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At		At
	June 30,		December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$83,721	32.04%	$86,472	33.78%
Home equity loans and lines of credit	17,238	6.60	18,263	7.13
Total residential mortgage loans	100,959	38.64	104,735	40.91

Commercial loans:
One- to four-family investment property	12,386	4.74	15,255	5.96
Multi-family real estate	28,988	11.09	30,709	12.00
Commercial real estate	76,583	29.31	67,152	26.23
Commercial business	19,555	7.48	17,548	6.85
Total commercial loans	137,512	52.62	130,664	51.04

Construction loans:
One- to four-family	13,266	5.08	12,967	5.07
Multi-family	2,328	0.89	1,486	0.58
Non-residential	6,997	2.68	5,925	2.31
Total construction loans	22,591	8.65	20,378	7.96

Consumer	227	0.09	237	0.09

Total loans	261,289	100.00%	256,014	100.00%

Other items:
Net deferred loan costs	415		377
Allowance for loan losses	(2,483)		(2,408)

Total loans, net	$259,221		$253,983

Asset Quality. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due and/or on non-accrual status are generally considered non-performing assets.

	At June 30,	At December 31,
	2016	2015
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$932	$776
Commercial loans	—	—
Construction loans	—	—
Consumer	—	—

Total non-accrual loans	932	776

Non-performing restructured loans	—	—

Total non-performing loans	932	776

Other real estate owned	—	—

Total non-performing assets	$932	$776

Ratios:
Non-performing loans to total loans	0.36%	0.30%
Non-performing assets to total assets	0.31%	0.26%
Allowance for loan losses to non-performing loans	266.42%	310.31%

Total delinquent loans decreased $126,000, from $938,000 at December 31, 2015 to $812,000 at June 30, 2016, primarily in home equity loans and lines of credit.

Non-performing assets totaled $932,000 and $776,000 at June 30, 2016 and December 31, 2015, respectively. One of the non-performing assets totaling $157,000 at June 30, 2016 was a loan that was current in payments; however, it has been classified as non-performing until a consistent loan payment is established. Total non-performing assets represented 0.31% and 0.26% of total assets at June 30, 2016 and December 31, 2015, respectively.

Loans classified as substandard increased $1.0 million, to $2.9 million at June 30, 2016 from $1.9 million at December 31, 2015, primarily due to two loans, a commercial real estate loan and a commercial business loan, being downgraded from the special mention classification to substandard.

The allowance for loan losses increased $75,000 to $2.5 million at June 30, 2016 primarily due to the growth in the commercial loan portfolio. Loan charge-offs were $2,000 and recoveries were $3,000 for the six months ended June 30, 2016, as compared to loan charge-offs of $25,000 and recoveries of $3,000 for the same period in 2015. The allowance represented 0.95% of total loans at June 30, 2016 and 0.94% of total loans at December 31, 2015. At these levels, the allowance for loan losses as a percentage of non-performing loans was 266.42% at June 30, 2016 and 310.31% at December 31, 2015.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

General.  Net income decreased $211,000, or 58.1%, to $152,000 for the three months ended June 30, 2016, from $363,000 for the three months ended June 30, 2015. The decrease in net income was caused by an increase in non-interest expense, partially offset by increases in net interest and dividend income and in non-interest income.

Interest and Dividend Income. Interest and dividend income increased $313,000, or 10.9%, to $3.2 million for the three months ended June 30, 2016, primarily due to an increase in interest income on loans. Interest income on loans increased $302,000, or 11.1%, to $3.0 million for the three months ended June 30, 2016, due to a $28.2 million, or 12.2%, increase in the average balance of loans, partially offset by a five basis point decrease in yield to 4.67% for the three months ended June 30, 2016 from 4.72% for the three months ended June 30, 2015.

Interest and dividend income on investment securities increased $8,000, or 5.5%, to $154,000 for the three months ended June 30, 2016 from $146,000 for the three months ended June 30, 2015, due to a $368,000, or 1.5%, increase in the average balance of investment securities and by a nine basis point increase in yield to 2.43% for the three months ended June 30, 2016 from 2.34% for the three months ended June 30, 2015.

Interest Expense. Interest expense increased $196,000, or 48.0%, to $604,000 for the three months ended June 30, 2016 from $408,000 for the three months ended June 30, 2015. Interest expense on deposits increased $207,000, or 83.1%, to $456,000 for the three months ended June 30, 2016 from $249,000 for the three months ended June 30, 2015, due to an increase in the average balance of interest-bearing deposits of $36.7 million, or 22.2%, to $201.7 million for the three months ended June 30, 2016 from $165.0 million for the three months ended June 30, 2015 and an increase in the average rate we paid on interest-bearing deposits to 0.90% for the three months ended June 30, 2016 compared to 0.60% for the three months ended June 30, 2015.  The increase in interest expense on deposits was primarily due to certificates of deposit, as promotional rates were offered during most of the first quarter of 2016. Interest expense on certificates of deposit increased $180,000, or 108.4%, to $346,000 for the three months ended June 30, 2016 from $166,000 for the three months ended June 30, 2015 due to an increase in the average balance in certificates of deposit of $30.9 million, or 51.2%, to $91.2 million for the three months ended June 30, 2016 from $60.3 million for the same period in 2015 and by an increase in the average rate we paid on certificates of deposit to 1.52% for the three months ended June 30, 2016 compared to 1.10% for the same period in 2015. Interest expense on money market deposits increased $24,000, or 39.3%, to $85,000 for the three months ended June 30, 2016 from $61,000 for the three months ended June 30, 2015 due to an increase in the average balance in money market deposits of $3.5 million, or 6.0%, to $61.7 million for the three months ended June 30, 2016 from $58.2 million for the same period in 2015 and by an increase in the average rate we paid on money market deposits to 0.55% for the three months ended June 30, 2016 compared to 0.42% for the same period in 2015.

Interest expense on FHLB advances decreased $11,000, or 6.9%, to $148,000 for the three months ended June 30, 2016 from $159,000 for the three months ended June 30, 2015. The decrease was primarily due to a $9.1 million, or 21.6%, decrease in the average outstanding balance of advances to $33.1 million for the three months ended June 30, 2016 from $42.2 million for the three months ended June 30, 2015, partially offset by the average rate we paid, which increased 28 basis points to 1.79% for the three months ended June 30, 2016 compared to 1.51% for the three months ended June 30, 2015. The average outstanding balance of long-term advances decreased $3.3 million, or 11.3%, to $26.1 million for the three months ended June 30, 2016 from $29.4 million for the three months ended June 30, 2015 and the average outstanding balance of short-term advances decreased $5.8 million, or 45.1%, to $7.0 million for the three months ended June 30, 2016 from $12.8 million for the same period in 2015, as we paid off advances with deposit increases. We expect the average balance of short-term FHLB advances to increase in the near term, as we fund current loan demand.

Net Interest and Dividend Income. Net interest and dividend income increased $117,000, or 4.7%, to $2.6 million for the three months ended June 30, 2016 compared to $2.5 million for the three months ended June 30, 2015. The increase in net interest and dividend income was primarily the result of a $1.9 million, or 3.6%, increase in net average interest-earning assets to $55.2 million for the three months ended June 30, 2016, from $53.3 million for the same period in 2015. Our net interest margin may compress in the future due to competitive pricing in our market area and due to a rising interest rate environment.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several quantitative and qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we did not record a provision for loan losses for the three months ended June 30, 2016 and 2015. There were $2,000 in loan charge-offs and $2,000 in recoveries for the three months ended June 30, 2016, as compared to $24,000 in charge-offs and $2,000 in recoveries for the same period in 2015. The allowance for loan losses was $2.5 million, or 0.95%, of total loans and 266.42% of non-performing loans at June 30, 2016, compared to an allowance for loan losses of $2.4 million, or 0.94%, of total loans and 310.31% of non-performing loans at December 31, 2015. For additional information please refer to Note 6, Loans and Servicing.

Non-interest Income.  Non-interest income increased $12,000, or 4.9%, to $255,000 for the three months ended June 30, 2016 from $243,000 for the three months ended June 30, 2015, primarily due to an increase in mortgage banking income, net, offset by a decrease in customer service fees. Mortgage banking income, net, increased $17,000, or 58.6%, to $46,000 for the three months ended June 30, 2016 from $29,000 for the three months ended June 30, 2015.  The increase was primarily due to a higher level of residential loan origination volume.  Income from customer service fees decreased $10,000, or 5.5%, to $171,000 for the three months ended June 30, 2016 from $181,000 for the three months ended June 30, 2015. The decrease was primarily from the Company’s commercial customer base.

Non-interest Expenses. Non-interest expense increased $459,000, or 21.4%, to $2.6 million for the three months ended June 30, 2016, from $2.1 million for the three months ended June 30, 2015. Salaries and benefits expense increased $254,000, or 21.0%, primarily due to the costs associated with an increase in commercial lending support and regulatory compliance staff. Professional fees increased $148,000, or 123.3%, primarily due to the costs associated with enhancements to our regulatory compliance staff and compliance programs.  Other general and administrative expenses increased $39,000, or 14.8%, due to recruitment fees associated with the commercial lending staff.

Income Tax Expense. The income before income taxes of $244,000 resulted in income tax expense of $92,000 for the three months ended June 30, 2016, compared to income before income taxes of $574,000 resulting in an income tax expense of $211,000 for the three months ended June 30, 2015. The effective income tax rate was 37.7% for the three months ended June 30, 2016 compared to 36.8% for the three months ended June 30, 2015. The increase in the effective tax rate was primarily due to a tax credit program the Company participated in during the three months ended June 30, 2015.

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

	Three Months Ended June 30,
	2016			2015
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$259,696	$3,035	4.67%	$231,517	$2,733	4.72%
Investment securities (1)	25,348	164	2.58%	24,980	153	2.45%
Short-term investments	4,971	5	0.40%	4,106	2	0.19%
Total interest-earning assets	290,015	3,204	4.42%	260,603	2,888	4.43%
Non-interest-earning assets	8,777	—		8,332	—
Total assets	$298,792	3,204		$268,935	2,888

Interest-bearing liabilities:
Savings deposits	$16,179	1	0.02%	$15,187	1	0.03%
NOW accounts	32,516	24	0.30%	31,309	21	0.27%
Money market accounts	61,751	85	0.55%	58,231	61	0.42%
Certificates of deposit	91,225	346	1.52%	60,316	166	1.10%
Total interest-bearing deposits	201,671	456	0.90%	165,043	249	0.60%
FHLB advances	33,135	148	1.79%	42,254	159	1.51%
Total interest-bearing liabilities	234,806	604	1.03%	207,297	408	0.79%
Non-interest-bearing liabilities:
Demand deposits	29,562			27,323
Other non-interest-bearing liabilities	3,340			4,108
Total liabilities	267,708			238,728
Stockholders’ equity	31,084			30,207
Total liabilities and stockholders’ equity	$298,792			$268,935
Net interest-earning assets (3)	$55,209			$53,306
Fully tax-equivalent net interest income		2,600			2,480

Less: tax-equivalent adjustments		(10)			(7)
Net interest income		$2,590			$2,473
Net interest rate spread (1)(4)			3.39%			3.64%
Net interest margin (1)(5)			3.59%			3.81%
Average of interest-earning assets to interest-bearing liabilities			123.51%			125.71%

(1)

Interest and yield on investment securities, interest rate spread and net interest margin, are presented on a tax-equivalent basis. Tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of income.  For the three months ended June 30, 2016 and 2015 the yield on investment securities before tax-equivalent adjustments was 2.43% and 2.34%, respectively, and the yield on total interest-earning assets was 4.41% and 4.42%, respectively. Net interest rate spread before tax-equivalent adjustments for the three months ended June 30, 2016 and 2015 was 3.38% and 3.63%, respectively, while net interest margin before tax-equivalent adjustments was 3.57% and 3.80%, respectively.

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

	For the Three Months Ended June 30, 2016
	Compared to the Three Months Ended
	June 30, 2015
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$333	$(31)	$302
Investment securities (1)	2	9	11
Short-term investments	—	3	3

Total interest-earning assets	335	(19)	316

Interest-bearing liabilities:
Savings deposits	—	—	—
NOW accounts	1	2	3
Money market accounts	4	20	24
Certificates of deposit	85	95	180

Total interest-bearing deposits	90	117	207

FHLB advances	(34)	23	(11)

Total interest-bearing liabilities	56	140	196

Change in net interest income	$279	$(159)	$120

(1)

Municipal securities income and net interest income are presented on a tax-equivalent basis using a tax rate of 34% resulting in an adjustment of $10,000 and $7,000 for the three months ended June 30, 2016 and 2015, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

General.  Net income decreased $381,000, or 62.2%, to $232,000 for the six months ended June 30, 2016, from $613,000 for the six months ended June 30, 2015. The decrease in net income was caused by increases in the provision for loan losses and non-interest expense, partially offset by increases in net interest and dividend income and in non-interest income.

Interest and Dividend Income. Interest and dividend income increased $619,000, or 10.8%, to $6.4 million for the six months ended June 30, 2016, primarily due to an increase in interest income on loans. Interest income on loans increased $590,000, or 10.8%, to $6.0 million for the six months ended June 30, 2016, due to a $27.8 million, or 12.0%, increase in the average balance of loans, partially offset by a five basis point decrease in yield to 4.64% for the six months ended June 30, 2016 from 4.69% for the six months ended June 30, 2015.

Interest and dividend income on investment securities increased $22,000, or 7.7%, to $308,000 for the six months ended June 30, 2016 from $286,000 for the six months ended June 30, 2015, due to a $980,000, or 4.1% increase in the average balance of investment securities and by an eight basis point increase in yield to 2.46% for the six months ended June 30, 2016 from 2.38% for the six months ended June 30, 2015.

Interest Expense. Interest expense increased $371,000, or 46.0%, to $1.2 million for the six months ended June 30, 2016 from $807,000 for the six months ended June 30, 2015. Interest expense on deposits increased $382,000, or 78.8%, to $867,000 for the six months ended June 30, 2016 from $485,000 for the six months ended June 30, 2015, due to an increase in the average balance of interest-bearing deposits of $35.9 million, or 22.2%, to $197.8 million for the six months ended June 30, 2016 from $161.9 million for the six months ended June 30, 2015 and an increase in the average rate we paid on interest-bearing deposits to 0.88% for the six months ended June 30, 2016 compared to 0.60% for the six months ended June 30, 2015.  The increase in interest expense on deposits was primarily due to certificates of deposit, as promotional rates were offered during most of the first quarter of 2016. Interest expense on certificates of deposit increased $317,000, or 94.6%, to $652,000 for the six months ended June 30, 2016 from $335,000 for the six months ended June 30, 2015 due to an increase in the average balance in certificates of deposit of $27.2 million, or 45.3%, to $87.3 million for the six months ended June 30, 2016 from $60.1 million for the same period in 2015 and by an increase in the average rate we paid on certificates of deposit to 1.49% for the six months ended June 30, 2016 compared to 1.12% for the same period in 2015. Interest expense on money market deposits increased $57,000, or 52.3%, to $166,000 for the six months ended June 30, 2016 from $109,000 for the six months ended June 30, 2015 due to an increase in the average balance in money market deposits of $5.5 million, or 9.9%, to $61.5 million for the six months ended June 30, 2016 from $56.0 million for the same period in 2015 and by an increase in the average rate we paid on money market deposits to 0.54% for the six months ended June 30, 2016 compared to 0.39% for the same period in 2015.

Interest expense on FHLB advances decreased $11,000, or 3.4%, to $311,000 for the six months ended June 30, 2016 from $322,000 for the six months ended June 30, 2015. The decrease was primarily due an $8.6 million, or 18.3%, decrease in the average outstanding balance of advances to $38.4 million for the six months ended June 30, 2016 from $47.0 million for the six months ended June 30, 2015, partially offset by the average rate we paid, which increased 25 basis points to 1.62% for the six months ended June 30, 2016 compared to 1.37% for the six months ended June 30, 2015. The average outstanding balance of long-term advances decreased $2.5 million, or 8.6%, to $26.6 million for the six months ended June 30, 2016 from $29.1 million for the six months ended June 30, 2015 and the average outstanding balance of short-term advances decreased $6.1 million, or 34.1%, to $11.8 million for the six months ended June 30, 2016 from $17.9 million for the same period in 2015, as we paid off advances with deposit increases. We expect the average balance of short-term FHLB advances to increase in the near term, as we fund current loan demand.

Net Interest and Dividend Income. Net interest and dividend income increased $248,000, or 5.0%, to $5.2 million for the six months ended June 30, 2016 compared to $4.9 million for the six months ended June 30, 2015. The increase in net interest and dividend income was primarily the result of a $2.2 million, or 4.3%, increase in net average interest-earning assets to $54.5 million for the six months ended June 30, 2016, from $52.3 million for the same period in 2015. Our net interest margin may compress in the future due to competitive pricing in our market area and due to a rising interest rate environment.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several quantitative and qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we recorded a provision for loan losses of $74,000 for the six months ended June 30, 2016, compared to a provision for loan losses of $27,000 for the six months ended June 30, 2015. There were $2,000 in charge-offs and $3,000 in recoveries for the six months ended June 30, 2016, as compared to $25,000 in charge-offs and $3,000 in recoveries for the same period in 2015. The allowance for loan losses was $2.5 million, or 0.95%, of total loans and 266.42% of non-performing loans at June 30, 2016, compared to an allowance for loan losses of $2.4 million, or 0.94%, of total loans and 310.31% of non-performing loans at December 31, 2015. For additional information please refer to Note 6, Loans and Servicing.

Non-interest Income.  Non-interest income increased $32,000, or 6.9%, to $497,000 for the six months ended June 30, 2016 from $465,000 for the six months ended June 30, 2015, primarily due to an increase in gain on sale of SBA loans and customer service fees. The gain on sale of SBA loans was $15,000 for the six months ended June 30, 2016, compared to no gains during the same period in 2015. Income from customer service fees increased $5,000, or 1.4%, to $355,000 for the six months ended June 30, 2016 from $350,000 for the six months ended June 30, 2015. The increase was primarily from the Company’s commercial customer base. Mortgage banking income, net increased $4,000, or 7.8%, to $55,000 for the six months ended June 30, 2016 from $51,000 for the six months ended June 30, 2015.  The increase was primarily due to an increased level of residential loan volume.

Non-interest Expenses. Non-interest expense increased $842,000, or 19.2%, to $5.2 million for the six months ended June 30, 2016, from $4.4 million for the six months ended June 30, 2015. Salaries and benefits expense increased $437,000, or 17.9%, primarily due to the costs associated with an increase in commercial lending support and regulatory compliance staff. Data processing expenses increased $56,000, or 17.2%, primarily due to one-time implementation fees of $66,000 expensed during the six months ended June 30, 2016. Professional fees increased $317,000, or 131.0%, primarily due to the costs associated with enhancements to our regulatory compliance staff and compliance programs.

Income Tax Expense. The income before income taxes of $364,000 resulted in income tax expense of $132,000 for the six months ended June 30, 2016, compared to income before income taxes of $973,000 resulting in an income tax expense of $360,000 for the six months ended June 30, 2015. The effective income tax rate was 36.2% for the six months ended June 30, 2016 compared to 37.0% for the six months ended June 30, 2015. The decrease in the effective tax rate was primarily due to a decrease in taxable income as a percentage of total income.

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

	Six Months Ended June 30,
	2016			2015
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$260,200	$6,038	4.64%	$232,362	$5,448	4.69%
Investment securities (1)	25,003	327	2.62%	24,023	301	2.51%
Short-term investments	5,503	11	0.40%	4,805	4	0.17%
Total interest-earning assets	290,706	6,376	4.39%	261,190	5,753	4.41%
Non-interest-earning assets	9,000	—		8,390	—
Total assets	$299,706	6,376		$269,580	5,753

Interest-bearing liabilities:
Savings deposits	$15,950	2	0.03%	$14,899	2	0.03%
NOW accounts	33,119	47	0.28%	30,988	39	0.25%
Money market accounts	61,512	166	0.54%	55,992	109	0.39%
Certificates of deposit	87,253	652	1.49%	60,050	335	1.12%
Total interest-bearing deposits	197,834	867	0.88%	161,929	485	0.60%
FHLB advances	38,373	311	1.62%	46,992	322	1.37%
Total interest-bearing liabilities	236,207	1,178	1.00%	208,921	807	0.77%
Non-interest-bearing liabilities:
Demand deposits	28,736			26,907
Other non-interest-bearing liabilities	3,699			3,583
Total liabilities	268,642			239,411
Stockholders’ equity	31,064			30,169
Total liabilities and stockholders’ equity	$299,706			$269,580
Net interest-earning assets (3)	$54,499			$52,269
Fully tax-equivalent net interest income		5,198			4,946

Less: tax-equivalent adjustments		(19)			(15)
Net interest income		$5,179			$4,931
Net interest rate spread (1)(4)			3.39%			3.64%
Net interest margin (1)(5)			3.58%			3.79%
Average of interest-earning assets to interest-bearing liabilities			123.07%			125.02%

(1)

Interest and yield on investment securities, interest rate spread and net interest margin, are presented on a tax-equivalent basis. Tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of income.  For the six months ended June 30, 2016 and 2015 the yield on investment securities before tax-equivalent adjustments was 2.46% and 2.38%, respectively, and the yield on total interest-earning assets was 4.37% and 4.39%, respectively. Net interest rate spread before tax-equivalent adjustments for the six months ended June 30, 2016 and 2015 was 3.37% and 3.62%, respectively, while net interest margin before tax-equivalent adjustments was 3.56% and 3.78%, respectively.

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

	For the Six Months Ended June 30, 2016
	Compared to the Six Months Ended
	June 30, 2015
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$653	$(63)	$590
Investment securities (1)	12	14	26
Short-term investments	1	6	7

Total interest-earning assets	666	(43)	623

Interest-bearing liabilities:
Savings deposits	—	—	—
NOW accounts	3	5	8
Money market accounts	11	46	57
Certificates of deposit	152	165	317

Total interest-bearing deposits	166	216	382

FHLB advances	(59)	48	(11)

Total interest-bearing liabilities	107	264	371

Change in net interest income	$559	$(307)	$252

(1)

Municipal securities income and net interest income are presented on a tax-equivalent basis using a tax rate of 34% resulting in an adjustment of $19,000 and $15,000 for the six months ended June 30, 2016 and 2015, respectively.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2016, cash and cash equivalents totaled $5.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $19.9 million at June 30, 2016. Our policies also allow for access to the wholesale funds market for up to 40.0% of total assets, or $120.0 million. At June 30, 2016, we had $31.1 million in FHLB advances outstanding, $30.2 million in certificates of deposit obtained through a listing service and $3.3 million in brokered certificates of deposit, allowing the Company access to an additional $55.3 million in wholesale funds based on policy guidelines.

At June 30, 2016 we had $11.3 million in loan commitments outstanding. In addition to commitments to originate loans, we had $44.2 million in unadvanced funds to borrowers.

At June 30, 2016 we had $2.0 million in outstanding irrevocable stand-by letters of credit.  These letters of credit, which have terms of twelve months, collateralize specific municipal deposits.  The fair value of these letters of credit approximate contract values based on the nature of the fee arrangements with the FHLB.

Certificates of deposit due within one year of June 30, 2016 totaled $33.0 million, or 14.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits than we currently pay on the certificates of deposit due on or before June 30, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

Our primary investing activities are the origination and purchase of loans and the purchase of securities. During the six months ended June 30, 2016, we originated $42.5 million in loans, purchased $4.3 million of residential loans and purchased $4.5 million of investment securities. We expect to purchase additional residential mortgages to replace recent residential loan prepayments.

Financing activities consist primarily of activity in deposit accounts and FHLB advances.  We experienced a net increase in total deposits of $25.2 million for the six months ended June 30, 2016. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. FHLB advances decreased $19.5 million during the six months ended June 30, 2016 due to deposit growth. FHLB advances have primarily been used to fund loan demand and deposit outflows. We sold $210,000 of SBA loans and $247,000 of residential mortgages during the six months ended June 30, 2016.

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

At June 30, 2016, Georgetown Bank met each of its capital requirements and was considered “well-capitalized”, and also met each of its capital requirements on a fully phased-in basis.

Off-Balance Sheet Arrangements. For the six months ended June 30, 2016, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 1A.Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on March 29, 2016. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company and Bank for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c) There were no share repurchases during the quarter ended June 30, 2016.  On July 23, 2013 the Company announced that its Board of Directors had authorized a second stock repurchase program pursuant to which the Company intends to purchase up to approximately 5.0% of its then issued and outstanding shares, or up to 93,765 shares. The repurchase program has no expiration date.  As of June 30, 2016, 15,973 shares remain available for repurchase under the repurchase program.

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

Item 6.Exhibits

31.1Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101The following financial statements from Georgetown Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 12, 2016, formatted in XBRL: (1) Consolidated Statements of Financial Condition, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Changes in Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

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

GEORGETOWN BANCORP, INC.
(Registrant)

Date: August 11, 2016	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2016	/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)