Form 10-Q
period 2016-09-30
Georgetown Bancorp, Inc.
filed 2016-11-10
CIK 1542299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 1,840,920 shares outstanding as of November 7, 2016.

Form 10-Q

GEORGETOWN BANCORP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At	At
	September 30,	December 31,
	2016	2015
	(Unaudited)
	(In thousands, except share data)
ASSETS

Cash and due from banks	$3,099	$1,927
Short-term investments	5,907	5,831
Total cash and cash equivalents	9,006	7,758

Securities available for sale, at fair value	18,881	19,028
Securities held to maturity, at amortized cost (fair value of $2,796 at September 30, 2016 and $3,128 at December 31, 2015)	2,713	3,112
Federal Home Loan Bank stock, at cost	2,251	2,933
Bankers Bank Northeast stock, at cost	60	60
Loans held for sale	204	—
Loans, net of allowance for loan losses of $2,551 at September 30, 2016 and $2,408 at December 31, 2015	271,798	253,983
Premises and equipment, net	4,232	3,837
Accrued interest receivable	785	799
Bank-owned life insurance	3,179	3,101
Other assets	1,861	1,891

Total assets	$314,970	$296,502

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$240,150	$207,726
Short-term Federal Home Loan Bank advances	13,750	23,500
Long-term Federal Home Loan Bank advances	24,600	27,100
Mortgagors’ escrow accounts	1,845	1,386
Due to broker for investment purchase	—	2,505
Accrued expenses and other liabilities	2,185	2,377
Total liabilities	282,530	264,594

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share: 50,000,000 shares authorized at September 30, 2016 and December 31, 2015; none outstanding	—	—
Common stock, $0.01 par value per share: 100,000,000 shares authorized, 1,840,920 shares issued at September 30, 2016 and 1,828,238 shares issued at December 31, 2015	18	18
Additional paid-in capital	19,788	19,402
Retained earnings	13,796	13,788
Accumulated other comprehensive income	252	46
Unearned compensation - ESOP (74,215 shares unallocated at September 30, 2016 and 79,645 shares unallocated at December 31, 2015)	(774)	(835)
Unearned compensation - Restricted stock (46,449 shares non-vested at September 30, 2016 and 44,866 shares non-vested at December 31, 2015)	(640)	(511)
Total stockholders’ equity	32,440	31,908

Total liabilities and stockholders’ equity	$314,970	$296,502

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except share and per share data)

Interest and dividend income:
Loans, including fees	$3,029	$2,841	$9,067	$8,289
Securities	143	146	451	432
Short-term investments	4	2	15	5
Total interest and dividend income	3,176	2,989	9,533	8,726

Interest expense:
Deposits	485	270	1,352	754
Short-term Federal Home Loan Bank advances	14	14	42	35
Long-term Federal Home Loan Bank advances	129	147	412	448
Total interest expense	628	431	1,806	1,237

Net interest and dividend income	2,548	2,558	7,727	7,489
Provision for loan losses	67	111	141	138
Net interest and dividend income, after provision for loan losses	2,481	2,447	7,586	7,351

Non-interest income:
Customer service fees	157	189	512	539
Mortgage banking income, net	50	61	105	112
Gain on sale of SBA loans	—	86	15	86
Income from bank-owned life insurance	26	26	78	76
Other	11	12	31	26
Total non-interest income	244	374	741	839

Non-interest expenses:
Salaries and employee benefits	1,407	1,214	4,282	3,652
Occupancy and equipment expenses	256	262	785	793
Data processing expenses	167	151	548	476
Professional fees	170	123	729	365
Merger related expenses	136	—	136	—
Advertising expenses	88	87	263	263
FDIC insurance	49	42	140	126
Other general and administrative expenses	313	248	941	848
Total non-interest expenses	2,586	2,127	7,824	6,523

Income before income taxes	139	694	503	1,667

Income tax provision	104	269	236	629

Net income	$35	$425	$267	$1,038

Weighted-average number of common shares outstanding:
Basic	1,765,524	1,745,431	1,761,257	1,748,320
Diluted	1,779,120	1,753,009	1,770,565	1,756,740

Net income per share:
Basic	$0.02	$0.24	$0.15	$0.59
Diluted	$0.02	$0.24	$0.15	$0.59

Dividends paid per share	$0.05	$0.0475	$0.1475	$0.1375

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)

Net income	$35	$425	$267	$1,038

Net unrealized (loss) gain on securities available for sale	(54)	236	318	56
Income tax benefit (provision)	20	(83)	(112)	(20)
Other comprehensive (loss) income, net of tax	(34)	153	206	36

Comprehensive income	$1	$578	$473	$1,074

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation-	Compensation-
	Stock	Capital	Earnings	Income	ESOP	Restricted Stock	Total
	(In thousands)

Balance at December 31, 2014	$18	$19,245	$12,593	$143	$(918)	$(369)	$30,712

Net income	—	—	1,038	—	—	—	1,038
Other comprehensive income	—	—	—	36	—	—	36
Cash dividends paid ($0.1375 per share)	—	—	(240)	—	—	—	(240)
Repurchased stock related to buyback program (17,000 shares)	—	(315)	—	—	—	—	(315)
Common stock held by ESOP allocated or committed to be allocated (5,430 shares)	—	37	—	—	61	—	98
Restricted stock granted in connection with equity incentive plan (20,000 shares)	—	351	—	—	—	(351)	—
Purchased stock related to vested restricted stock (3,091 shares)	—	(54)	—	—	—	—	(54)
Exercise of stock options (884 shares)	—	11	—	—	—	—	11
Share based compensation - options	—	66	—	—	—	—	66
Share based compensation - restricted stock	—	—	—	—	—	155	155
Excess tax provision from share-based compensation	—	15	—	—	—	—	15

Balance at September 30, 2015	$18	$19,356	$13,391	$179	$(857)	$(565)	$31,522

Balance at December 31, 2015	$18	$19,402	$13,788	$46	$(835)	$(511)	$31,908

Net income	—	—	267	—	—	—	267
Other comprehensive income	—	—	—	206	—	—	206
Cash dividends paid ($0.1475 per share)	—	—	(259)	—	—	—	(259)
Common stock held by ESOP allocated or committed to be allocated (5,430 shares)	—	48	—	—	61	—	109
Restricted stock granted in connection with equity incentive plan (16,500 shares)	—	320	—	—	—	(320)	—
Purchased stock related to vested restricted stock (3,818 shares)	—	(74)	—	—	—	—	(74)
Share based compensation - options	—	92	—	—	—	—	92
Share based compensation - restricted stock	—	—	—	—	—	191	191

Balance at September 30, 2016	$18	$19,788	$13,796	$252	$(774)	$(640)	$32,440

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands)

Cash flows from operating activities:
Net income	$267	$1,038
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	141	138
Amortization of securities, net	106	99
Net change in deferred loan fees and costs	(102)	64
Depreciation and amortization expense	314	290
Decrease (increase) in accrued interest receivable	14	(73)
Income from bank-owned life insurance	(78)	(76)
Stock-based compensation expense	392	319
Gain on sale of loans	(17)	(122)
Loans originated for sale	(640)	(2,500)
Proceeds from sales of loans	453	3,612
Net change in other assets and liabilities	(274)	1,294
Net cash provided by operating activities	576	4,083

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	2,401	1,948
Purchases	(2,038)	(2,544)
Activity in securities held to maturity:
Maturities, prepayments and calls	384	161
Purchases	(2,494)	—
Purchase of Federal Home Loan Bank stock	(240)	(10)
Redemption of Federal Home Loan Bank stock	922	—
Purchase of Bankers Bank Northeast stock	—	(60)
Loan originations, net	(2,061)	(9,454)
Principal balance of loans purchased	(15,793)	(7,611)
Purchase of premises and equipment	(709)	(157)
Proceeds from sale of premises and equipment	—	77
Net cash used by investing activities	(19,628)	(17,650)

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(concluded)

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands)

Cash flows from financing activities:
Net change in deposits	32,424	11,830
Net change in Federal Home Loan Bank advances with maturities of three months or less	(10,250)	1,000
Proceeds from Federal Home Loan Bank advances with maturities greater than three months	3,500	5,000
Repayments of Federal Home Loan Bank advances with maturities greater than three months	(5,500)	(2,500)
Net change in mortgagors’ escrow accounts	459	429
Repurchase of common stock	(74)	(369)
Exercise of stock options	—	11
Excess tax benefit on share-based compensation	—	15
Cash dividends paid on common stock	(259)	(240)
Net cash provided by financing activities	20,300	15,176

Net change in cash and cash equivalents	1,248	1,609

Cash and cash equivalents at beginning of period	7,758	4,918

Cash and cash equivalents at end of period	$9,006	$6,527

Supplementary information:
Interest paid on deposit accounts	$1,350	$752
Interest paid on advances	463	481
Income taxes paid	443	941
Change in due to broker for investment purchases	(2,505)	—

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)Basis of Presentation

The accompanying unaudited financial statements of Georgetown Bancorp, Inc., a Maryland corporation, (the “Company”) were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the nine-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2015 Consolidated Financial Statements presented in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 29, 2016. The consolidated financial statements include the accounts of Georgetown Bank (the “Bank”) and its wholly owned subsidiary, Georgetown Securities Corporation, which engages in the buying, selling and holding of securities. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, except share and per share data)

Net income available to common stockholders	$35	$425	$267	$1,038

Basic common shares:
Weighted average shares outstanding	1,794,469	1,783,193	1,792,314	1,789,422
Less: Weighted average unallocated ESOP shares	(75,396)	(82,630)	(77,201)	(84,440)
Add: Weighted average unvested restricted stock shares with non-forfeitable dividend rights	46,451	44,868	46,144	43,338
Basic weighted average common shares outstanding	1,765,524	1,745,431	1,761,257	1,748,320

Dilutive potential common shares	13,596	7,578	9,308	8,420

Diluted weighted average common shares outstanding	1,779,120	1,753,009	1,770,565	1,756,740

Basic earnings per share	$0.02	$0.24	$0.15	$0.59

Diluted earnings per share	$0.02	$0.24	$0.15	$0.59

Options to purchase 122,775 shares, representing all outstanding options, were included in the computation of diluted earnings per share for the three and nine months ended September 30, 2016. Options to purchase 90,483 shares, representing all outstanding options, were included in the computation of diluted earnings per share for the three and nine months ended September 30, 2015.

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

In August 2016, the FASB issued ASU 2016-15, “Statements of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” This update is designed to address the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard also provides guidance on when an entity should separate cash flows and classify them into more than one class and when an entity should classify the aggregate of those cash flows into a single class based on the predominance principle. The update is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted.  The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

(5)Securities

A summary of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At September 30, 2016

Securities available for sale

State and municipal	$2,374	$76	$—	$2,450

Residential mortgage-backed securities	16,114	324	(7)	16,431

Total securities available for sale	$18,488	$400	$(7)	$18,881

Securities held to maturity

State and municipal	$570	$28	$—	$598

Residential mortgage-backed securities	2,143	55	—	2,198

Total securities held to maturity	$2,713	$83	$—	$2,796

At December 31, 2015

Securities available for sale

State and municipal	$2,410	$62	$(2)	$2,470

Residential mortgage-backed securities	16,543	104	(89)	16,558

Total securities available for sale	$18,953	$166	$(91)	$19,028

Securities held to maturity

State and municipal	$573	$12	$—	$585

Residential mortgage-backed securities	2,539	4	—	2,543

Total securities held to maturity	$3,112	$16	$—	$3,128

All residential mortgage-backed securities have been issued by government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2016 is shown in the table below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

After five years through ten years	$530	$546	$—	$—
Over ten years	1,844	1,904	570	598
	2,374	2,450	570	598
Residential mortgage-backed securities	16,114	16,431	2,143	2,198

	$18,488	$18,881	$2,713	$2,796

There were no sales of securities for the nine months ended September 30, 2016 and 2015.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position, is as follows:

	Less Than Twelve Months		Twelve Months Or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
At September 30, 2016

Securities available for sale

State and municipal	$—	$—	$—	$—

Residential mortgage-backed securities	(7)	1,902	—	—

Total temporarily impaired securities	$(7)	$1,902	$—	$—

At December 31, 2015

Securities available for sale

State and municipal	$—	$—	$(2)	$244

Residential mortgage-backed securities	(20)	3,946	(69)	3,229

Total temporarily impaired securities	$(20)	$3,946	$(71)	$3,473

Each reporting period, the Company evaluates all securities classified as available-for-sale or held-to-maturity with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

At September 30, 2016, one security classified as available for sale had an unrealized loss with aggregate depreciation of 0.37% from the security’s amortized cost basis.  The unrealized loss on the Company’s investment in the residential mortgage backed-security was caused by a change in interest rates and not by credit quality.  The investment is issued by a government-sponsored enterprise and as management has not decided to sell the security, nor is it likely that the Company will be required to sell the security, the decline is deemed not to be OTTI.

(6)Loans and Servicing

Loans

A summary of loans is as follows:

	At		At
	September 30,		December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(In thousands)
Residential loans:
One- to four-family	$89,206	32.57%	$86,472	33.78%
Home equity loans and lines of credit	15,934	5.82	18,263	7.13
Total residential mortgage loans	105,140	38.39	104,735	40.91

Commercial loans:
One- to four-family investment property	13,708	5.01	15,255	5.96
Multi-family real estate	28,026	10.23	30,709	12.00
Commercial real estate	81,691	29.83	67,152	26.23
Commercial business	20,319	7.42	17,548	6.85
Total commercial loans	143,744	52.49	130,664	51.04

Construction loans:
One- to four-family	13,459	4.91	12,967	5.07
Multi-family	4,696	1.72	1,486	0.58
Non-residential	6,628	2.42	5,925	2.31
Total construction loans	24,783	9.05	20,378	7.96

Consumer	203	0.07	237	0.09

Total loans	273,870	100.00%	256,014	100.00%

Other items:
Net deferred loan costs	479		377
Allowance for loan losses	(2,551)		(2,408)

Total loans, net	$271,798		$253,983

An analysis of the allowance for loan losses for the nine months ended September 30, 2016 and 2015 and at September 30, 2016 and December 31, 2015 is below. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
			One‑ to four‑
		Home equity	family
	One‑ to four‑	loans and	investment	Multi‑family	Commercial	Commercial	One‑ to four‑		Non-
	family	lines of credit	property	real estate	real estate	business	family	Multi‑family	residential	Consumer	Unallocated	Total

	(In thousands)
Allowance for loan losses

Nine Months Ended September 30, 2016
Beginning Balance	$197	$276	$90	$233	$1,021	$305	$113	$12	$91	$2	$68	$2,408
Charge-offs	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Recoveries	—	1	—	—	—	—	—	—	—	3	—	4
(Benefit) provision	(28)	(38)	(8)	(20)	213	52	1	27	11	(1)	(68)	141
Ending Balance	$169	$239	$82	$213	$1,234	$357	$114	$39	$102	$2	$—	$2,551

Nine Months Ended September 30, 2015
Beginning Balance	$273	$249	$46	$113	$943	$311	$117	$97	$77	$3	$—	$2,229
Charge-offs	—	—	—	—	—	(22)	—	—	—	(3)	—	(25)
Recoveries	—	1	—	—	—	—	—	—	—	3	—	4
(Benefit) provision	(72)	30	27	62	65	39	12	(31)	7	(1)	—	138
Ending Balance	$201	$280	$73	$175	$1,008	$328	$129	$66	$84	$2	$—	$2,346

At September 30, 2016

Allowance for loan losses
Individually evaluated for impairment	$—	$—	$7	$—	$—	$—	$—	$—	$—	$—	$—	$7
Collectively evaluated for impairment	169	239	75	213	1,234	357	114	39	102	2	—	2,544
	$169	$239	$82	$213	$1,234	$357	$114	$39	$102	$2	$—	$2,551

Loans
Individually evaluated for impairment	$1,554	$102	$86	$—	$282	$—	$—	$—	$—	$—	$—	$2,024
Collectively evaluated for impairment	87,652	15,832	13,622	28,026	81,409	20,319	13,459	4,696	6,628	203	—	271,846
	$89,206	$15,934	$13,708	$28,026	$81,691	$20,319	$13,459	$4,696	$6,628	$203	$—	$273,870

At December 31, 2015

Allowance for loan losses
Individually evaluated for impairment	$7	$—	$7	$—	$—	$—	$—	$—	$—	$—	$—	$14
Collectively evaluated for impairment	190	276	83	233	1,021	305	113	12	91	2	68	2,394
	$197	$276	$90	$233	$1,021	$305	$113	$12	$91	$2	$68	$2,408

Loans
Individually evaluated for impairment	$1,567	$104	$88	$—	$287	$—	$—	$—	$—	$—	$—	$2,046
Collectively evaluated for impairment	84,905	18,159	15,167	30,709	66,865	17,548	12,967	1,486	5,925	237	—	253,968
	$86,472	$18,263	$15,255	$30,709	$67,152	$17,548	$12,967	$1,486	$5,925	$237	$—	$256,014

The following is a summary of past-due and non-accrual loans at September 30, 2016 and December 31, 2015. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
At September 30, 2016
Residential loans:
One- to four-family	$—	$—	$766	$766	$88,440	$89,206	$—	$766
Home equity loans and lines of credit	314	—	41	355	15,579	15,934	—	198

Commercial loans:
One- to four-family investment property	—	—	—	—	13,708	13,708	—	—
Multi-family real estate	—	—	—	—	28,026	28,026	—	—
Commercial real estate	—	—	—	—	81,691	81,691	—	—
Commercial business	—	—	—	—	20,319	20,319	—	—

Construction loans:
One- to four-family	—	—	—	—	13,459	13,459	—	—
Multi-family	—	—	—	—	4,696	4,696	—	—
Non-residential	—	—	—	—	6,628	6,628	—	—

Consumer	—	—	—	—	203	203	—	—
Total	$314	$—	$807	$1,121	$272,749	$273,870	$—	$964

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
At December 31, 2015
Residential loans:
One- to four-family	$—	$—	$649	$649	$85,823	$86,472	$—	$776
Home equity loans and lines of credit	273	—	—	273	17,990	18,263	—	—

Commercial loans:
One- to four-family investment property	—	—	—	—	15,255	15,255	—	—
Multi-family real estate	—	—	—	—	30,709	30,709	—	—
Commercial real estate	—	—	—	—	67,152	67,152	—	—
Commercial business	12	—	—	12	17,536	17,548	—	—

Construction loans:
One- to four-family	—	—	—	—	12,967	12,967	—	—
Multi-family	—	—	—	—	1,486	1,486	—	—
Non-residential	—	—	—	—	5,925	5,925	—	—

Consumer	—	4	—	4	233	237	—	—
Total	$285	$4	$649	$938	$255,076	$256,014	$—	$776

The following is a summary of impaired loans at September 30, 2016 and December 31, 2015, and average and interest amounts for the nine months and year then ended, respectively.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
(In thousands)
At September 30, 2016
Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$1,554	$1,554	$—	$1,564	$31
Home equity loans and lines of credit	102	102	—	103	3
Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	282	282	—	285	13
Commercial business	—	—	—	—	—
Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total impaired with no related allowance	$1,938	$1,938	$—	$1,952	$47

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$—	$—	$—	$—	$—
Home equity loans and lines of credit	—	—	—	—	—
Commercial loans:
One- to four-family investment property	86	86	7	87	3
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total with an allowance recorded	$86	$86	$7	$87	$3

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
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

The Company made no loan modifications that resulted in a troubled debt restructuring (“TDR”) during the nine months ended September 30, 2016. The Company had two loan relationships that were classified as TDRs totaling $776,000 during the nine months ended September 30, 2015. The first relationship involved two commercial business loans totaling $235,000 guaranteed by two individuals. During the nine months ended September 30, 2015, the business was sold and net proceeds of $100,000 were applied to the outstanding balances leaving a combined deficiency or pre-modification balance of $135,000. The $135,000 balance was modified into two loans held individually by the personal guarantors of the original loans on a pro-rated basis based on their respective ownership percentages. The first loan had a $45,000 balance and the borrower made a $22,500 cash payment and the remaining $22,500 balance was charged off to the allowance for loan losses resulting in a post-modification balance of zero.  The remaining balance was modified into a one- to four-family investment property loan with a post modification balance of $90,000.  The TDR did not result in a material impact to the allowance for loan losses. The second relationship involved a one- to four-family residential loan totaling $606,000 to one individual.   During the nine months ended September 30, 2015, the loan was modified to include a second individual and additional residential collateral was added.  The loan, with a post modification balance of $606,000, was restructured into an interest-only note with maturity in 24 months.  A second loan, an interest-only home equity loan with maturity in 24 months, representing the real estate taxes paid by the Company on behalf of the borrower, was established as part of the Forbearance Agreement. The home equity loan had a post modification balance of $80,000. As part of the Forbearance Agreement, the borrower  1) will be working to develop land for potential sale which is collateralizing the TDR loan and the Company will receive 100% of the net proceeds to pay down the outstanding principal balance of the TDR and/or 2) have the second individual obligor pursue the sale of an additional parcel of land which would significantly reduce the loan balance by maturity.  When the loans mature, any remaining balance due must be paid in full or refinanced at that time.  The TDR did not result in a material impact to the allowance for loan losses. There is no commitment to lend additional funds to the borrowers whose loans were modified during the nine months ended September 30, 2015.  The TDRs did not result in a material impact to the allowance for loan losses.

At September 30, 2016 and December 31, 2015, there were no TDR loans in default of their modified terms.

The Company has one residential loan in the process of foreclosure with a recorded balance of $640,000 at September 30, 2016.

The following table represents the Company’s loans by risk rating at September 30, 2016 and December 31, 2015. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
			One‑ to four‑
		Home equity	family
	One‑ to four‑	loans and lines	investment	Multi‑family	Commercial	Commercial	One‑ to four‑		Non-
	family	of credit	property	real estate	real estate	business	family	Multi‑family	residential	Consumer	Total
	(In thousands)
At September 30, 2016

Classification:
Not formally rated	$87,526	$15,656	$—	$—	$—	$—	$—	$—	$—	$203	$103,385
Pass	—	—	13,622	28,026	80,975	20,170	13,459	4,696	6,628	—	167,576
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	1,680	278	86	—	716	149	—	—	—	—	2,909
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$89,206	$15,934	$13,708	$28,026	$81,691	$20,319	$13,459	$4,696	$6,628	$203	$273,870

At December 31, 2015

Classification:
Not formally rated	$84,778	$18,183	$—	$—	$—	$—	$—	$—	$—	$237	$103,198
Pass	—	—	15,167	30,709	66,420	17,454	12,967	1,486	5,925	—	150,128
Special mention	—	—	—	—	732	94	—	—	—	—	826
Substandard	1,694	80	88	—	—	—	—	—	—	—	1,862
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$86,472	$18,263	$15,255	$30,709	$67,152	$17,548	$12,967	$1,486	$5,925	$237	$256,014

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

Loans serviced for others and mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $88.2 million and $100.5 million at September 30, 2016 and December 31, 2015, respectively.

The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was $691,000 and $1.1 million at September 30, 2016 and December 31, 2015, respectively, and was determined using the moving average 10-year, U.S. Treasury rate plus 5.0%, adjusted to reflect the current credit spreads and conditions in the market as a discount rate. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association and an independent third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the independent third party valuation specialist.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity related to valuation allowances.

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands)

Mortgage servicing rights:
Balance at beginning of period	$523	$840
Additions	—	10
Amortization	(213)	(255)
Balance at end of period	310	595

Valuation allowance:
Balance at beginning of period	4	6
Additions	13	13
Reductions	(8)	(15)
Balance at end of period	9	4

Mortgage servicing rights, net	$301	$591

Fair value of mortgage servicing rights	$691	$1,140

(7)Secured Borrowings and Collateral

Federal Home Loan Bank advances

At September 30, 2016 all Federal Home Loan Bank of Boston (“FHLB”) advances were secured by a blanket security agreement on qualified collateral, principally first mortgage loans on owner-occupied residential property in the amount of $76.3 million, commercial real estate loans in the amount of $24.2 million and mortgage-backed securities with a fair value of $18.6 million.

(8)Fair Value Measurements

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

Level l - Valuation is based on quoted prices in active markets for identical assets or liabilities. Level l assets and liabilities generally include debt and equity securities that are traded in an active exchange market. At September 30, 2016, the Company had no assets or liabilities valued using Level 1 measurements.

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

All of the Company’s securities that are measured at fair value are included in Level 2 and are based on pricing models from independent, third party pricing services that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no liabilities measured at fair value. All of the Company’s impaired loans that are measured at fair value are included in Level 3 and are based on the appraised value of the underlying collateral considering discounting factors, if deemed appropriate, and adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation. The Company did not have any significant transfers of assets or liabilities to or from Levels 1 and 2 of the fair value hierarchy during the nine month period ended September 30, 2016.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 are summarized below.

				Total
				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
At September 30, 2016

Assets

Securities available for sale

State and municipal	$—	$2,450	$—	$2,450

Residential mortgage-backed securities	—	16,431	—	16,431

Total securities available for sale	$—	$18,881	$—	$18,881

At December 31, 2015

Assets

Securities available for sale

State and municipal	$—	$2,470	$—	$2,470

Residential mortgage-backed securities	—	16,558	—	16,558

Total securities available for sale	$—	$19,028	$—	$19,028

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. Assets measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015 are summarized below. The fair value adjustments relate to the amount of write-down recorded or related allowance recorded as of September 30, 2016 and December 31, 2015.

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
	(In thousands)
At September 30, 2016

Impaired loans	$—	$—	$79	$79	$(7)

				Assets	Adjustments
	Level 1	Level 2	Level 3	At Fair Value	to Fair Value
	(In thousands)
At December 31, 2015

Impaired loans	$—	$—	$386	$386	$(14)

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

Off-balance-sheet instruments:  The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.  At September 30, 2016 and December 31, 2015, the fair value of commitments outstanding is not significant since fees charged are not material.

The estimated fair values and related carrying amounts of the Company’s financial instruments at September 30, 2016 and December 31, 2015 are as follows.

	September 30, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$9,006	$9,006	$—	$—	$9,006
Securities available for sale	18,881	—	18,881	—	18,881
Securities held to maturity	2,713	—	2,796	—	2,796
FHLB stock	2,251	2,251	—	—	2,251
BBN stock	60	60	—	—	60
Loans held for sale	204	208	—	—	208
Loans, net	271,798	—	—	273,863	273,863
Accrued interest receivable	785	785	—	—	785
Capitalized mortgage servicing rights	301	—	691	—	691

Financial liabilities:
Deposits	$240,150	$—	$240,818	$—	$240,818
Short-term FHLB advances	13,750	13,750	—	—	13,750
Long-term FHLB advances	24,600	—	24,740	—	24,740
Mortgagors’ escrow accounts	1,845	1,845	—	—	1,845
Accrued interest payable	52	52	—	—	52

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$7,758	$7,758	$—	$—	$7,758
Securities available for sale	19,028	—	19,028	—	19,028
Securities held to maturity	3,112	—	3,128	—	3,128
FHLB stock	2,933	2,933	—	—	2,933
BBN stock	60	60	—	—	60
Loans, net	253,983	—	—	254,095	254,095
Accrued interest receivable	799	799	—	—	799
Capitalized mortgage servicing rights	519	—	1,100	—	1,100

Financial liabilities:
Deposits	$207,726	$—	$207,894	$—	$207,894
Short-term FHLB advances	23,500	23,500	—	—	23,500
Long-term FHLB advances	27,100	—	27,255	—	27,255
Mortgagors’ escrow accounts	1,386	1,386	—	—	1,386
Accrued interest payable	59	59	—	—	59

(9)Equity Incentive Plans

At September 30, 2016 the Company had two equity incentive plans, the 2009 Equity Plan and the 2014 Equity Plan. Both plans were described more fully in Note 12 of the consolidated financial statements and notes thereto for the year ended December 31, 2015.

The following table presents the activity for the 2009 and 2014 Equity Plans for the nine months ended September 30, 2016.

	Stock Options
	2016
		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at beginning of year	89,275	$14.02
Granted	33,500	$19.40

Outstanding at end of period	122,775	$15.49

Exercisable at end of period	51,740

Weighted average fair value of options granted during the period	$6.07

Options Outstanding				Options Exercisable
Number	Weighted-Average		Weighted	Number	Weighted
Outstanding	Remaining		Average	Exercisable	Average
as of 9/30/2016	Contractual Life		Exercise Price	as of 9/30/2016	Exercise Price

8,712	3.40	Years	$9.33	8,712	$9.33
9,683	4.40	Years	$9.55	9,683	$9.55
8,570	5.40	Years	$9.58	7,359	$9.58
15,200	6.40	Years	$14.00	10,500	$14.00
17,110	7.40	Years	$14.98	8,286	$14.98
30,000	8.40	Years	$17.55	7,200	$17.55
33,500	9.40	Years	$19.40	—	$—
122,775	7.41	Years	$15.49	51,740	$12.40

	Non-vested
	Restricted Stock
	2016
		Weighted
		Average
	Number of	Grant Date
	Shares	Value

Outstanding at beginning of year	44,866	$15.21
Granted	16,500	$19.40
Vested	(14,917)	$14.27

Outstanding at end of period	46,449	$17.00

As of September 30, 2016, unrecognized share-based compensation expense related to non-vested options amounted to $342,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $640,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 3.2 years.

For the nine months ended September 30, 2016, the Company recognized compensation expense for stock options of $92,000 with a related tax benefit of $12,000. The related tax benefit applies only to non-qualified stock options.  For the nine months ended September 30, 2016, the Company recognized compensation expense for restricted stock awards of $191,000 with a related tax benefit of $76,000.

For the nine months ended September 30, 2015, the Company recognized compensation expense for stock options of $66,000 with a related tax benefit of $9,000. The related tax benefit applies only to non-qualified stock options. For the nine months ended September 30, 2015, the Company recognized compensation expense for restricted stock awards of $155,000 with a related tax benefit of $62,000.

(10)Subsequent Events

On October 6, 2016, the Company announced that Salem Five Bancorp, parent of Salem Five Cents Savings Bank and the Company had signed a definitive agreement whereby Salem Five Bancorp has agreed to acquire the Company and the Bank, in an all cash transaction valued at approximately $49.2 million. Under the terms of the agreement, shareholders of the Company will receive $26.00 in cash in exchange for each share of Company common stock.

The respective boards of each parent company have unanimously approved the transaction.  The transaction is subject to receipt of state and federal regulatory approvals and approval by shareholders of the Company and is expected to close in the first quarter of 2017.

The definitive agreement provides for a termination fee of $2.0 million that would be payable to Salem Five Bancorp by the Company under certain circumstances, which are described in detail in the definitive agreement.

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

On October 6, 2016, the Company announced that Salem Five Bancorp, parent of Salem Five Cents Savings Bank and the Company had signed a definitive agreement whereby Salem Five Bancorp has agreed to acquire the Company and the Bank, in an all cash transaction valued at approximately $49.2 million. Under the terms of the agreement, shareholders of the Company will receive $26.00 in cash in exchange for each share of Company common stock. The respective boards of each parent company have unanimously approved the transaction.  The transaction is subject to customary regulatory and shareholder approval and is expected to close in the first quarter of 2017.

Net income for the nine months ended September 30, 2016 decreased $771,000 compared to the same period in 2015. The decrease in net income was primarily due to an increase in non-interest expense and a decrease in non-interest income, partially offset by an increase in net interest and dividend income. Net interest and dividend income increased primarily due to an increase in average loans outstanding.  Non-interest expenses increased $1.3 million, or 19.9%, to $7.8 million for the nine months ended September 30, 2016, compared to $6.5 million for the nine months ended September 30, 2015, primarily due to the costs associated with an increase in commercial lending support, regulatory compliance staff and $136,000 in expenses related to the merger agreement with Salem Five Bancorp that were not deductible for income tax purposes.  Non-interest income decreased $98,000, or 11.7%, primarily due to a decrease in gain on sale of Small Business Administration (“SBA”) loans. We continued to maintain strong asset quality, as non-performing assets to total assets was 0.31% at September 30, 2016. We converted our Loan Production Office (“LPO”) in southern New Hampshire to a full service office in June 2016.

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

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Total assets increased $18.5 million, or 6.23%, to $315.0 million at September 30, 2016 from $296.5 million at December 31, 2015. The increase was primarily due to an increase in loans.

Cash and cash equivalents increased $1.2 million, or 16.1%, to $9.0 million at September 30, 2016 from $7.8 million at December 31, 2015. This increase resulted from the timing of normal cash flows.

Loans, net of allowance for loan losses, increased $17.8 million, or 7.0%, to $271.8 million at September 30, 2016 from $254.0 million at December 31, 2015, due primarily to an increase in commercial loans and construction loans. Despite the current competitive market, we have decided to maintain our historically high underwriting standards instead of relaxing these standards, and we have not reduced loan rates below levels at which we could operate profitably.  Commercial loans increased $13.1 million, or 10.0%, to $143.7 million at September 30, 2016 from $130.7 million at December 31, 2015, primarily due to a $14.5 million, or 21.7%, increase in commercial real estate loans. Construction loans increased by $4.4 million, or 21.6%, to $24.8 million at September 30, 2016 from $20.4 million at December 31, 2015, primarily due to a $3.2 million, or 216.0%, increase in multi-family construction loans. The majority of our construction loans remain collateralized by residential real estate (73.3% at September 30, 2016 and 70.9% at December 31, 2015).  One- to four-family residential mortgage loans increased $2.7 million, or 3.2%, to $89.2 million at September 30, 2016 from $86.5 million at December 31, 2015, due to $15.8 million in loan purchases offset by an increase in loan prepayments due to loan refinances out of the Bank as rates have decreased. Home equity loans and lines of credit decreased $2.4 million, or 12.8%, to $15.9 million at September 30, 2016 from $18.3 million at December 31, 2015, due to increased loan payoffs.

Our total securities portfolio decreased $546,000, or 2.5%, to $21.6 million at September 30, 2016 from $22.1 million at December 31, 2015, due to principal payments received on mortgage-backed securities offset by the purchase of securities.

Deposits increased $32.4 million, or 15.6%, to $240.1 million at September 30, 2016 from $207.7 million at December 31, 2015. The increase in deposits was primarily due to an increase of $24.7 million, or 34.1%, in certificates of deposit, as promotional rates have been offered on terms between 18 and 48 months. Demand deposits increased $2.2 million, or 7.8%, and NOW accounts increased $1.9 million, or 6.4%. Management continues to focus on the generation of core checking accounts through use of the Haberfeld checking account acquisition program.

Total FHLB advances decreased $12.3 million, or 24.2%, to $38.3 million at September 30, 2016 compared to $50.6 million at December 31, 2015, primarily due to the inflow of deposits which were used to pay off maturing advances. Short-term advances decreased $9.8 million and long-term advances decreased $2.5 million during the nine months ended September 30, 2016.

Stockholders’ equity increased $532,000, or 1.7%, to $32.4 million at September 30, 2016 from $31.9 million at December 31, 2015. The increase resulted primarily from net income of $267,000 for the nine months ended September 30, 2016 and other comprehensive income, partially offset by dividend payments and stock repurchases. Other comprehensive income, net of taxes, of $206,000 reflects the change in net unrealized gains/losses, net of taxes, on securities available for sale from a net unrealized gain of $46,000 at December 31, 2015 to a net unrealized gain of $252,000 at September 30, 2016.  Dividend payments totaled $259,000 for the nine months ended September 30, 2016. We repurchased 3,818 shares at an average cost of $19.40 totaling $74,000 during the nine months ended September 30, 2016.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At		At
	September 30,		December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$89,206	32.57%	$86,472	33.78%
Home equity loans and lines of credit	15,934	5.82	18,263	7.13
Total residential mortgage loans	105,140	38.39	104,735	40.91

Commercial loans:
One- to four-family investment property	13,708	5.01	15,255	5.96
Multi-family real estate	28,026	10.23	30,709	12.00
Commercial real estate	81,691	29.83	67,152	26.23
Commercial business	20,319	7.42	17,548	6.85
Total commercial loans	143,744	52.49	130,664	51.04

Construction loans:
One- to four-family	13,459	4.91	12,967	5.07
Multi-family	4,696	1.72	1,486	0.58
Non-residential	6,628	2.42	5,925	2.31
Total construction loans	24,783	9.05	20,378	7.96

Consumer	203	0.07	237	0.09

Total loans	273,870	100.00%	256,014	100.00%

Other items:
Net deferred loan costs	479		377
Allowance for loan losses	(2,551)		(2,408)

Total loans, net	$271,798		$253,983

Asset Quality. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due and/or on non-accrual status are generally considered non-performing assets.

	At September 30,	At December 31,
	2016	2015
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$964	$776
Commercial loans	—	—
Construction loans	—	—
Consumer	—	—

Total non-accrual loans	964	776

Non-performing restructured loans	—	—

Total non-performing loans	964	776

Other real estate owned	—	—

Total non-performing assets	$964	$776

Ratios:
Non-performing loans to total loans	0.35%	0.30%
Non-performing assets to total assets	0.31%	0.26%
Allowance for loan losses to non-performing loans	264.63%	310.31%

Total delinquent loans increased $183,000, from $938,000 at December 31, 2015 to $1.1 million at September 30, 2016, primarily in one- to four-family mortgage and home equity loans and lines of credit.

Non-performing assets totaled $964,000 and $776,000 at September 30, 2016 and December 31, 2015, respectively. Total non-performing assets represented 0.31% and 0.26% of total assets at September 30, 2016 and December 31, 2015, respectively.

Loans classified as substandard increased $1.0 million, to $2.9 million at September 30, 2016 from $1.9 million at December 31, 2015, primarily due to two loans, a commercial real estate loan and a commercial business loan, being downgraded from the special mention classification to substandard.  There was no material impact to the allowance for loan losses due to the downgraded loans.

The allowance for loan losses increased $143,000 to $2.6 million at September 30, 2016 primarily due to the growth in the commercial loan portfolio. Loan charge-offs were $2,000 and recoveries were $4,000 for the nine months ended September 30, 2016, as compared to loan charge-offs of $25,000 and recoveries of $4,000 for the same period in 2015. The allowance represented 0.93% of total loans at September 30, 2016 and 0.94% of total loans at December 31, 2015. At these levels, the allowance for loan losses as a percentage of non-performing loans was 264.63% at September 30, 2016 and 310.31% at December 31, 2015.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

General.  Net income decreased $390,000, or 91.8%, to $35,000 for the three months ended September 30, 2016, from $425,000 for the three months ended September 30, 2015. The decrease in net income was caused by an increase in non-interest expense and a decrease in non-interest income, partially offset by a decrease in the provision for loan losses.

Interest and Dividend Income. Interest and dividend income increased $187,000, or 6.3%, to $3.2 million for the three months ended September 30, 2016, primarily due to an increase in interest income on loans. Interest income on loans increased $188,000, or 6.6%, to $3.0 million for the three months ended September 30, 2016, due to a $24.8 million, or 10.2%, increase in the average balance of loans, partially offset by a 15 basis point decrease in yield to 4.51% for the three months ended September 30, 2016 from 4.66% for the three months ended September 30, 2015.

Interest and dividend income on investment securities decreased $3,000, or 2.1%, to $143,000 for the three months ended September 30, 2016 from $146,000 for the three months ended September 30, 2015, due to a $669,000, or 2.8%, decrease in the average balance of investment securities and by an 11 basis point decrease in yield to 2.33% for the three months ended September 30, 2016 from 2.44% for the three months ended September 30, 2015.

Interest Expense. Interest expense increased $197,000, or 45.7%, to $628,000 for the three months ended September 30, 2016 from $431,000 for the three months ended September 30, 2015. Interest expense on deposits increased $215,000, or 79.6%, to $485,000 for the three months ended September 30, 2016 from $270,000 for the three months ended September 30, 2015, due to an increase in the average balance of interest-bearing deposits of $37.7 million, or 22.5%, to $204.7 million for the three months ended September 30, 2016 from $167.0 million for the three months ended September 30, 2015 and an increase in the average rate we paid on interest-bearing deposits to 1.04% for the three months ended September 30, 2016 compared to 0.79% for the three months ended September 30, 2015.  The increase in interest expense on deposits was primarily due to certificates of deposit, as promotional rates have been offered on terms between 18 and 48 months. Interest expense on certificates of deposit increased $197,000, or 116.6%, to $366,000 for the three months ended September 30, 2016 from $169,000 for the three months ended September 30, 2015 due to an increase in the average balance in certificates of deposit of $35.8 million, or 60.9%, to $94.6 million for the three months ended September 30, 2016 from $58.8 million for the same period in 2015 and by an increase in the average rate we paid on certificates of deposit to 1.55% for the three months ended September 30, 2016 compared to 1.15% for the same period in 2015. Interest expense on money market deposits increased $18,000, or 22.8%, to $97,000 for the three months ended September 30, 2016 from $79,000 for the three months ended September 30, 2015 due to an increase in the average balance in money market deposits of $400,000, or 0.6%, to $63.0 million for the three months ended September 30, 2016 from $62.6 million for the same period in 2015 and by an increase in the average rate we paid on money market deposits to 0.62% for the three months ended September 30, 2016 compared to 0.50% for the same period in 2015.

Interest expense on FHLB advances decreased $18,000, or 11.2%, to $143,000 for the three months ended September 30, 2016 from $161,000 for the three months ended September 30, 2015. The decrease was primarily due to a $16.4 million, or 31.4%, decrease in the average outstanding balance of advances to $35.9 million for the three months ended September 30, 2016 from $52.3 million for the three months ended September 30, 2015, partially offset by the average rate we paid, which increased 36 basis points to 1.59% for the three months ended September 30, 2016 compared to 1.23% for the three months ended September 30, 2015. The average outstanding balance of long-term advances decreased $2.5 million, or 8.9%, to $25.6 million for the three months ended September 30, 2016 from $28.1 million for the three months ended September 30, 2015 and the average outstanding balance of short-term advances decreased $13.9 million, or 57.5%, to $10.3 million for the three months ended September 30, 2016 from $24.2 million for the same period in 2015, as we paid off advances with deposit increases. We expect the average balance of short-term FHLB advances to increase in the near term, as we fund current loan demand.

Net Interest and Dividend Income. Net interest and dividend income decreased $10,000, or 0.4%, to $2.5 million for the three months ended September 30, 2016 compared to $2.6 million for the three months ended September 30, 2015. The decrease in net interest and dividend income was primarily the result of a 34 basis point, or 8.9%, decrease in the net interest margin to 3.43% for the three months ended September 30, 2016, from 3.77% for the same period in 2015, partially offset by a $4.3 million, or 8.1%, increase in net interest earning assets to $56.6 million for the three months ended September 30, 2016, from $52.3 million for the three months ended September 30, 2015. Our net interest margin may compress in the future due to competitive pricing in our market area and due to a rising interest rate environment.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several quantitative and qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we recorded a provision for loan losses of $67,000 for the three months ended September 30, 2016, compared to a provision for loan losses of $111,000 for the three months ended September 30, 2015. There were no loan charge-offs and $1,000 in recoveries for the three months ended September 30, 2016 and 2015, respectively. The allowance for loan losses was $2.6 million, or 0.93%, of total loans and 264.63% of non-performing loans at September 30, 2016, compared to an allowance for loan losses of $2.4 million, or 0.94%, of total loans and 310.31% of non-performing loans at December 31, 2015. For additional information please refer to Note 6, Loans and Servicing.

Non-interest Income.  Non-interest income decreased $130,000, or 34.8%, to $244,000 for the three months ended September 30, 2016 from $374,000 for the three months ended September 30, 2015, primarily due to a decrease in the gain on sale of SBA loans, a decrease in customer service fees and mortgage banking income, net. Gain on sale of SBA loans decreased $86,000, or 100%, as there was no such activity for the three months ended September 30, 2016. Income from customer service fees decreased $32,000, or 16.9%, to $157,000 for the three months ended September 30, 2016 from $189,000 for the three months ended September 30, 2015. The decrease was primarily due to a $17,000 decrease in overdraft fees, an $11,000 decrease in commercial guidance line fees and a $6,000 decrease in consumer deposit account service charges as the current products offered have reduced fees associated with them, partially offset by a $2,000 increase in commercial deposit account service charges.  Mortgage banking income, net, decreased $11,000, or 18.0%, to $50,000 for the three months ended September 30, 2016, compared to $61,000 for the same period in 2015.

Non-interest Expenses. Non-interest expense increased $459,000, or 21.6%, to $2.6 million for the three months ended September 30, 2016, from $2.1 million for the three months ended September 30, 2015. Salaries and benefits expense increased $193,000, or 15.9%, primarily due to the costs associated with an increase in commercial lending support and regulatory compliance staff. Professional fees increased $47,000, or 38.2%, primarily due to the expenses associated with enhancements to our regulatory compliance staff and compliance programs.  Merger related expenses, that were not deductible for income tax purposes, totaled $136,000 during the three months ended September 30, 2016. Other general and administrative expenses increased $65,000, or 26.2%, due primarily to recruitment fees associated with the commercial lending staff.

Income Tax Expense. The income before income taxes of $139,000 resulted in income tax expense of $104,000 for the three months ended September 30, 2016, compared to income before income taxes of $694,000 resulting in an income tax expense of $269,000 for the three months ended September 30, 2015. The effective income tax rate was 74.8% for the three months ended September 30, 2016 compared to 38.8% for the three months ended September 30, 2015. The increase in the effective tax rate was primarily due to merger related expenses of $136,000 during the three months ended September 30, 2016, that are not deductible for income tax purposes.

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

	Three Months Ended September 30,
	2016			2015
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$268,452	$3,029	4.51%	$243,639	$2,841	4.66%
Investment securities (1)	24,575	153	2.49%	23,906	153	2.56%
Short-term investments	4,134	4	0.39%	4,113	2	0.19%
Total interest-earning assets	297,161	3,186	4.29%	271,658	2,996	4.41%
Non-interest-earning assets	8,710	—		8,376	—
Total assets	$305,871	3,186		$280,034	2,996

Interest-bearing liabilities:
Savings deposits	$16,048	—	—%	$15,106	1	0.03%
NOW accounts	31,066	22	0.28%	30,536	21	0.28%
Money market accounts	63,001	97	0.62%	62,606	79	0.50%
Certificates of deposit	94,575	366	1.55%	58,784	169	1.15%
Total interest-bearing deposits	204,690	485	0.95%	167,032	270	0.65%
FHLB advances	35,868	143	1.59%	52,288	161	1.23%
Total interest-bearing liabilities	240,558	628	1.04%	219,320	431	0.79%
Non-interest-bearing liabilities:
Demand deposits	30,760			27,428
Other non-interest-bearing liabilities	3,440			2,896
Total liabilities	274,758			249,644
Stockholders’ equity	31,113			30,390
Total liabilities and stockholders’ equity	$305,871			$280,034
Net interest-earning assets (3)	$56,603			$52,338
Fully tax-equivalent net interest income		2,558			2,565

Less: tax-equivalent adjustments		(10)			(7)
Net interest income		$2,548			$2,558
Net interest rate spread (1)(4)			3.25%			3.62%
Net interest margin (1)(5)			3.44%			3.78%
Average of interest-earning assets to interest-bearing liabilities			123.53%			123.86%

(1)

Interest and yield on investment securities, interest rate spread and net interest margin, are presented on a tax-equivalent basis. Tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of income.  For the three months ended September 30, 2016 and 2015 the yield on investment securities before tax-equivalent adjustments was 2.33% and 2.44%, respectively, and the yield on total interest-earning assets was 4.28% and 4.40%, respectively. Net interest rate spread before tax-equivalent adjustments for the three months ended September 30, 2016 and 2015 was 3.24% and 3.61%, respectively, while net interest margin before tax-equivalent adjustments was 3.43% and 3.77%, respectively.

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

	For the Three Months Ended September 30, 2016
	Compared to the Three Months Ended
	September 30, 2015
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$289	$(101)	$188
Investment securities (1)	4	(4)	—
Short-term investments	—	2	2

Total interest-earning assets	293	(103)	190

Interest-bearing liabilities:
Savings deposits	—	(1)	(1)
NOW accounts	—	1	1
Money market accounts	—	18	18
Certificates of deposit	103	94	197

Total interest-bearing deposits	103	112	215

FHLB advances	(51)	33	(18)

Total interest-bearing liabilities	52	145	197

Change in net interest income	$241	$(248)	$(7)

(1)

Municipal securities income and net interest income are presented on a tax-equivalent basis using a tax rate of 34% resulting in an adjustment of $10,000 and $7,000 for the three months ended September 30, 2016 and 2015, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and 2015

General.  Net income decreased $771,000, or 74.3%, to $267,000 for the nine months ended September 30, 2016, from $1.0 million for the nine months ended September 30, 2015. The decrease in net income was caused by an increase in non-interest expense and a decrease in non-interest income, partially offset by an increase in net interest and dividend income.

Interest and Dividend Income. Interest and dividend income increased $807,000, or 9.2%, to $9.5 million for the nine months ended September 30, 2016, primarily due to an increase in interest income on loans. Interest income on loans increased $778,000, or 9.4%, to $9.1 million for the nine months ended September 30, 2016, due to a $26.8 million, or 11.4%, increase in the average balance of loans, partially offset by an eight basis point decrease in yield to 4.60% for the nine months ended September 30, 2016 from 4.68% for the nine months ended September 30, 2015.

Interest and dividend income on investment securities increased $19,000, or 4.4%, to $451,000 for the nine months ended September 30, 2016 from $432,000 for the nine months ended September 30, 2015, due to an $876,000, or 3.7% increase in the average balance of investment securities and by a two basis point increase in yield to 2.42% for the nine months ended September 30, 2016 from 2.40% for the nine months ended September 30, 2015.

Interest Expense. Interest expense increased $569,000, or 46.0%, to $1.8 million for the nine months ended September 30, 2016 from $1.2 million for the nine months ended September 30, 2015. Interest expense on deposits increased $598,000, or 79.3%, to $1.4 million for the nine months ended September 30, 2016 from $754,000 for the nine months ended September 30, 2015, due to an increase in the average balance of interest-bearing deposits of $36.5 million, or 22.3%, to $200.1 million for the nine months ended September 30, 2016 from $163.6 million for the nine months ended September 30, 2015 and an increase in the average rate we paid on interest-bearing deposits to 0.90% for the nine months ended September 30, 2016 compared to 0.61% for the nine months ended September 30, 2015.  The increase in interest expense on deposits was primarily due to certificates of deposit, as promotional rates have been offered on terms between 18 and 48 months. Interest expense on certificates of deposit increased $515,000, or 102.3%, to $1.0 million for the nine months ended September 30, 2016 from $503,000 for the nine months ended September 30, 2015 due to an increase in the average balance in certificates of deposit of $30.1 million, or 50.5%, to $89.7 million for the nine months ended September 30, 2016 from $59.6 million for the same period in 2015 and by an increase in the average rate we paid on certificates of deposit to 1.51% for the nine months ended September 30, 2016 compared to 1.12% for the same period in 2015. Interest expense on money market deposits increased $75,000, or 39.7%, to $263,000 for the nine months ended September 30, 2016 from $188,000 for the nine months ended September 30, 2015 due to an increase in the average balance in money market deposits of $3.8 million, or 6.5%, to $62.0 million for the nine months ended September 30, 2016 from $58.2 million for the same period in 2015 and by an increase in the average rate we paid on money market deposits to 0.57% for the nine months ended September 30, 2016 compared to 0.43% for the same period in 2015.

Interest expense on FHLB advances decreased $29,000, or 6.0%, to $454,000 for the nine months ended September 30, 2016 from $483,000 for the nine months ended September 30, 2015. The decrease was primarily due an $11.2 million, or 23.1%, decrease in the average outstanding balance of advances to $37.5 million for the nine months ended September 30, 2016 from $48.8 million for the nine months ended September 30, 2015, partially offset by the average rate we paid, which increased 29 basis points to 1.61% for the nine months ended September 30, 2016 compared to 1.32% for the nine months ended September 30, 2015. The average outstanding balance of long-term advances decreased $2.5 million, or 8.7%, to $26.2 million for the nine months ended September 30, 2016 from $28.8 million for the nine months ended September 30, 2015 and the average outstanding balance of short-term advances decreased $8.7 million, or 43.6%, to $11.3 million for the nine months ended September 30, 2016 from $20.0 million for the same period in 2015, as we paid off advances with deposit increases. We expect the average balance of short-term FHLB advances to increase in the near term, as we fund current loan demand.

Net Interest and Dividend Income. Net interest and dividend income increased $238,000, or 3.2%, to $7.7 million for the nine months ended September 30, 2016 compared to $7.5 million for the nine months ended September 30, 2015. The increase in net interest and dividend income was primarily the result of a $2.9 million, or 5.6%, increase in net average interest-earning assets to $55.2 million for the nine months ended September 30, 2016, from $52.3 million for the same period in 2015. Our net interest margin may compress in the future due to competitive pricing in our market area and due to a rising interest rate environment.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several quantitative and qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we recorded a provision for loan losses of $141,000 for the nine months ended September 30, 2016, compared to a provision for loan losses of $138,000 for the nine months ended September 30, 2015. There were $2,000 in charge-offs and $4,000 in recoveries for the nine months ended September 30, 2016, as compared to $25,000 in charge-offs and $4,000 in recoveries for the same period in 2015. The allowance for loan losses was $2.6 million, or 0.93%, of total loans and 264.63% of non-performing loans at September 30, 2016, compared to an allowance for loan losses of $2.4 million, or 0.94%, of total loans and 310.31% of non-performing loans at December 31, 2015. For additional information please refer to Note 6, Loans and Servicing.

Non-interest Income.  Non-interest income decreased $98,000, or 11.7%, to $741,000 for the nine months ended September 30, 2016 from $839,000 for the nine months ended September 30, 2015, primarily due to a decrease in gain on sale of SBA loans and customer service fees. The gain on sale of SBA loans was $15,000 for the nine months ended September 30, 2016, compared to $86,000 during the same period in 2015. Income from customer service fees decreased $27,000, or 5.0%, to $512,000 for the nine months ended September 30, 2016 from $539,000 for the nine months ended September 30, 2015. The decrease was primarily from a $14,000 decrease in overdraft fees, a $5,000 decrease in commercial guidance line fees and a $14,000 decrease in consumer deposit account service charges as the current products offered have reduced fees associated with them, partially offset by a $6,000 increase in commercial deposit account service charges. Mortgage banking income, net decreased 7,000, or 6.3%, to $105,000 for the nine months ended September 30, 2016 from $112,000 for the nine months ended September 30, 2015.  The decrease was primarily due to a decreased level of residential loan origination volume.

Non-interest Expenses. Non-interest expense increased $1.3 million, or 19.9%, to $7.8 million for the nine months ended September 30, 2016, from $6.5 million for the nine months ended September 30, 2015. Salaries and benefits expense increased $630,000, or 17.3%, primarily due to the costs associated with an increase in commercial lending support and regulatory compliance staff. Professional fees increased $364,000, or 99.7%, primarily due to expenses associated with enhancements to our regulatory compliance staff and compliance programs.  Merger related expenses, that were not tax deductible for income tax purposes, totaled $136,000 during the nine months ended September 30, 2016.  Data processing expenses increased $72,000, or 15.1%, primarily due to one-time implementation fees of $66,000 expensed during the nine months ended September 30, 2016.

Income Tax Expense. The income before income taxes of $503,000 resulted in income tax expense of $236,000 for the nine months ended September 30, 2016, compared to income before income taxes of $1.7 million resulting in an income tax expense of $629,000 for the nine months ended September 30, 2015. The effective income tax rate was 46.9% for the nine months ended September 30, 2016 compared to 37.7% for the nine months ended September 30, 2015. The increase in the effective tax rate was primarily due to merger related expenses of $136,000 during the nine months ended September 30, 2016, that are not deductible for income tax purposes.

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

	Nine Months Ended September 30,
	2016			2015
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$262,971	$9,067	4.60%	$236,162	$8,289	4.68%
Investment securities (1)	24,859	480	2.57%	23,983	454	2.52%
Short-term investments	5,043	15	0.40%	4,572	5	0.15%
Total interest-earning assets	292,873	9,562	4.35%	264,717	8,748	4.41%
Non-interest-earning assets	8,903	—		8,386	—
Total assets	$301,776	9,562		$273,103	8,748

Interest-bearing liabilities:
Savings deposits	$15,983	2	0.02%	$14,969	2	0.02%
NOW accounts	32,430	69	0.28%	30,836	61	0.26%
Money market accounts	62,012	263	0.57%	58,221	188	0.43%
Certificates of deposit	89,711	1,018	1.51%	59,623	503	1.12%
Total interest-bearing deposits	200,136	1,352	0.90%	163,649	754	0.61%
FHLB advances	37,532	454	1.61%	48,777	483	1.32%
Total interest-bearing liabilities	237,668	1,806	1.01%	212,426	1,237	0.78%
Non-interest-bearing liabilities:
Demand deposits	29,415			27,082
Other non-interest-bearing liabilities	3,612			3,352
Total liabilities	270,695			242,860
Stockholders’ equity	31,081			30,243
Total liabilities and stockholders’ equity	$301,776			$273,103
Net interest-earning assets (3)	$55,205			$52,291
Fully tax-equivalent net interest income		7,756			7,511

Less: tax-equivalent adjustments		(29)			(22)
Net interest income		$7,727			$7,489
Net interest rate spread (1)(4)			3.34%			3.63%
Net interest margin (1)(5)			3.53%			3.78%
Average of interest-earning assets to interest-bearing liabilities			123.23%			124.62%

(1)

Interest and yield on investment securities, interest rate spread and net interest margin, are presented on a tax-equivalent basis. Tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of income.  For the nine months ended September 30, 2016 and 2015 the yield on investment securities before tax-equivalent adjustments was 2.42% and 2.40%, respectively, and the yield on total interest-earning assets was 4.34% and 4.40%, respectively. Net interest rate spread before tax-equivalent adjustments for the nine months ended September 30, 2016 and 2015 was 3.33% and 3.62%, respectively, while net interest margin before tax-equivalent adjustments was 3.52% and 3.77%, respectively.

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

	For the Nine Months Ended September 30, 2016
	Compared to the Nine Months Ended
	September 30, 2015
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$941	$(163)	$778
Investment securities (1)	17	9	26
Short-term investments	1	9	10

Total interest-earning assets	959	(145)	814

Interest-bearing liabilities:
Savings deposits	—	—	—
NOW accounts	3	5	8
Money market accounts	12	63	75
Certificates of deposit	254	261	515

Total interest-bearing deposits	269	329	598

FHLB advances	(111)	82	(29)

Total interest-bearing liabilities	158	411	569

Change in net interest income	$801	$(556)	$245

(1)

Municipal securities income and net interest income are presented on a tax-equivalent basis using a tax rate of 34% resulting in an adjustment of $29,000 and $22,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2016, cash and cash equivalents totaled $9.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $18.9 million at September 30, 2016. Our policies also allow for access to the wholesale funds market for up to 40.0% of total assets, or $126.0 million. At September 30, 2016, we had $38.4 million in FHLB advances outstanding, $28.2 million in certificates of deposit obtained through a listing service and $3.3 million in brokered certificates of deposit, allowing the Company access to an additional $56.1 million in wholesale funds based on policy guidelines.

At September 30, 2016 we had $6.4 million in loan commitments outstanding. In addition to commitments to originate loans, we had $52.0 million in unadvanced funds to borrowers.

At September 30, 2016 we had $2.0 million in outstanding irrevocable stand-by letters of credit.  These letters of credit, which have terms of twelve months, collateralize specific municipal deposits.  The fair value of these letters of credit approximate contract values based on the nature of the fee arrangements with the FHLB.

Certificates of deposit due within one year of September 30, 2016 totaled $40.4 million, or 16.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits than we currently pay on the certificates of deposit due on or before September 30, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

Our primary investing activities are the origination and purchase of loans and the purchase of securities. During the nine months ended September 30, 2016, we originated $69.5 million in loans, purchased $15.8 million of residential loans and purchased $4.5 million of investment securities. We expect to purchase additional residential mortgages to replace recent residential loan prepayments.

Financing activities consist primarily of activity in deposit accounts and FHLB advances.  We experienced a net increase in total deposits of $32.4 million for the nine months ended September 30, 2016. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. FHLB advances decreased $12.3 million during the nine months ended September 30, 2016 due to deposit growth. FHLB advances have primarily been used to fund loan demand and deposit outflows. We sold $210,000 of SBA loans and $247,000 of residential mortgages during the nine months ended September 30, 2016.

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

At September 30, 2016, Georgetown Bank met each of its capital requirements and was considered “well-capitalized”, and also met each of its capital requirements on a fully phased-in basis.

Off-Balance Sheet Arrangements. For the nine months ended September 30, 2016, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 1A.Risk Factors

Other than as previously disclosed, there are no material updates or additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on March 29, 2016. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c) There were no share repurchases during the quarter ended September 30, 2016.  On July 23, 2013 the Company announced that its Board of Directors had authorized a second stock repurchase program pursuant to which the Company intends to purchase up to approximately 5.0% of its then issued and outstanding shares, or up to 93,765 shares. The repurchase program has no expiration date.  As of September 30, 2016, 15,973 shares remain available for repurchase under the repurchase program.

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

Item 6.Exhibits

31.1       Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2       Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32          Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101         The following financial statements from Georgetown Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 10, 2016, formatted in XBRL: (1) Consolidated Statements of Financial Condition, (2) Consolidated Statements of Income, (3) Consolidated Statements of

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

GEORGETOWN BANCORP, INC.
(Registrant)

Date: November 10, 2016	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2016	/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)