Form 10-K
period 2016-12-31
Georgetown Bancorp, Inc.
filed 2017-03-30
CIK 1542299

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity as of June 30, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $30.5 million.

As of March 23, 2017, there were 1,836,250 shares issued and outstanding of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Georgetown Bancorp, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2016

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

Merger

On October 5, 2016, Salem Five Bancorp, a Massachusetts mutual holding company, Bright Star, Inc., a Maryland corporation and wholly-owned subsidiary of Salem Five Bancorp, and the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Bright Star, Inc. will merge with and into the Company (the “Merger”).  Consummation of the Merger is subject to certain conditions and is expected to occur in the second quarter of 2017.  Immediately following this, the Bank will merge with and into Salem Five Bancorp’s wholly-owned subsidiary, Salem Five Cents Savings Bank (“Salem Five Bank”).  Immediately following the merger of the two banks, the Company will dissolve and liquidate into Salem Five Bancorp.

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

Our revenues are derived principally from interest on loans and securities, loan commitment and customer service fees. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities, as well as the brokering of residential loans.

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

The population in Essex County, Massachusetts grew 4.66% from 2010 to 2016, compared to a growth rate of 2.28% for Rockingham County, New Hampshire (located in southern New Hampshire), 4.01% for the Commonwealth of Massachusetts and 4.43% for the United States as a whole during the same time period. Median household income for 2016 was $68,821 in Essex County, Massachusetts compared to $79,141, $69,807 and $55,551 for Rockingham County, New Hampshire, the Commonwealth of Massachusetts and the United States as a whole, respectively, for the same year. The average unemployment rate for Essex County, Massachusetts, was 3.4% for 2016, compared to 4.9% for 2015. The average unemployment rate for Rockingham County, New Hampshire decreased to 2.9% for 2016 compared to 3.8% for 2015, and the average unemployment rate for the Commonwealth of Massachusetts decreased to 3.8% for 2016 compared to 4.7% for 2015. By comparison, the average unemployment rates for the United States as a whole were 4.9% for 2016 and 5.3% for 2015.

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

As of June 30, 2016 (the latest date for which information is available), our market share was 1.06% of total deposits in Essex County, Massachusetts, making us the 20th  largest out of 36 financial institutions in Essex County based upon deposit share as of that date. This data does not reflect deposits held by credit unions.

Lending Activities

In recent years, we have diversified our lending activities by increasing our origination of commercial and multi-family real estate loans, one- to four-family investment property loans and commercial business loans. Our commercial loan portfolio, including construction loans, has grown significantly since 2011, to $173.2 million, or 62.0% of our total loan portfolio as of December 31, 2016 compared to $82.6 million, or 50.8% of our loan portfolio at December 31, 2011.  We plan to continue to emphasize our commercial lending activities in the future.  We also originate consumer loans that are not secured by real estate, including automobile loans, deposit account loans and unsecured personal loans. For a description of our business strategy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy.”

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$90,190	32.27%	$86,472	33.78%	$84,199	36.12%	$92,450	40.93%	$95,546	52.54%
Home equity loans and lines of credit	15,879	5.68	18,263	7.13	16,499	7.08	15,399	6.82	15,560	8.56
Total residential mortgage loans	106,069	37.95	104,735	40.91	100,698	43.20	107,849	47.75	111,106	61.10

Commercial loans:
One- to four-family investment property	13,081	4.68	15,255	5.96	8,345	3.58	11,089	4.91	11,355	6.25
Multi-family real estate	30,748	11.00	30,709	12.00	15,020	6.44	14,462	6.40	5,346	2.94
Commercial real estate	83,583	29.90	67,152	26.23	62,227	26.69	54,272	24.02	32,730	18.00
Commercial business	20,675	7.40	17,548	6.85	17,838	7.65	16,681	7.39	8,653	4.76
Total commercial loans	148,087	52.98	130,664	51.04	103,430	44.36	96,504	42.72	58,084	31.95

Construction loans:
One- to four-family	12,599	4.51	12,967	5.07	13,056	5.60	9,848	4.36	7,379	4.06
Multi-family	5,725	2.05	1,486	0.58	10,842	4.65	7,304	3.24	3,665	2.02
Non-residential	6,830	2.44	5,925	2.31	4,828	2.07	3,955	1.75	1,161	0.64
Total construction loans	25,154	9.00	20,378	7.96	28,726	12.32	21,107	9.35	12,205	6.72

Consumer	182	0.07	237	0.09	289	0.12	408	0.18	414	0.23

Total loans	279,492	100.00%	256,014	100.00%	233,143	100.00%	225,868	100.00%	181,809	100.00%

Other items:
Net deferred loan costs	484		377		379		440		570
Allowance for loan losses	(2,605)		(2,408)		(2,229)		(2,396)		(1,780)

Total loans, net	$277,371		$253,983		$231,293		$223,912		$180,599

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2016. Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Residential				Commercial
			Home Equity Loans and		One- to four-family
	One- to four-family		Lines of Credit		investment property		Multi-family real estate		Commercial real estate		Commercial business
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2017	$639	5.25%	$82	5.29%	$5,780	6.45%	$1,463	4.50%	$1,507	5.60%	$1,480	4.71%
2018	379	5.12%	20	7.00%	—	—%	825	5.50%	5,648	4.42%	2,429	5.27%
2019	135	4.83%	—	—%	565	4.86%	—	—%	3,253	5.72%	2,061	5.52%
2020-2021	377	6.29%	87	5.13%	1,903	4.98%	—	—%	848	5.81%	3,998	5.02%
2022-2026	1,029	5.08%	1,025	3.97%	4,123	4.37%	28,460	4.22%	43,311	4.78%	9,832	5.09%
2027-2031	5,078	3.67%	4,914	4.95%	248	4.88%	—	—%	8,000	4.30%	655	4.23%
2032 and beyond	82,553	4.04%	9,751	4.31%	462	4.98%	—	—%	21,016	4.12%	220	4.95%

Total	$90,190	4.06%	$15,879	4.50%	$13,081	5.43%	$30,748	4.27%	$83,583	4.61%	$20,675	5.08%

	Construction
	One- to four-family		Multi-family		Non-residential		Consumer		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
Due During the Years		Average		Average		Average		Average		Average
Ending December 31,	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

2017	$9,313	6.30%	$3,211	6.18%	$—	—%	$69	16.66%	$23,544	6.06%
2018	915	6.25%	2,030	4.44%	—	—%	49	7.06%	12,295	4.84%
2019	—	—%	—	—%	—	—%	2	4.01%	6,016	5.55%
2020-2021	—	—%	—	—%	—	—%	56	9.35%	7,269	5.20%
2022-2026	110	5.50%	484	4.25%	837	4.39%	5	10.99%	89,216	4.61%
2027-2031	—	—%	—	—%	3,440	4.42%	—	—%	22,335	4.32%
2032 and beyond	2,261	4.84%	—	—%	2,553	3.99%	1	2.10%	118,817	4.10%

Total	$12,599	6.03%	$5,725	5.40%	$6,830	4.25%	$182	10.71%	$279,492	4.54%

The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at December 31, 2016 that are contractually due after December 31, 2017.

	Due After December 31, 2016
	Fixed	Adjustable	Total
	(In thousands)

Residential:
One- to four-family	$72,582	$16,969	$89,551
Home equity loans and lines lines of credit	602	15,195	15,797
Total residential mortgage loans	73,184	32,164	105,348

Commercial:
One- to four-family investment property	2,961	4,340	7,301
Multi-family real estate	5,792	23,493	29,285
Commercial real estate	11,570	70,506	82,076
Commercial business	6,595	12,600	19,195
Total commercial loans	26,918	110,939	137,857

Construction:
One- to four-family	2,261	1,025	3,286
Multi-family	1,903	611	2,514
Non-residential	—	6,830	6,830
Total construction	4,164	8,466	12,630

Consumer	113	—	113

Total loans	$104,379	$151,569	$255,948

One- to Four-Family Residential Loans. The Company generally originates residential loans on a brokered basis, whereby loans are processed and closed by a third party generating fee income for the Company. We brokered $15.5 million in one- to four-family loans, which generated fees of $194,000, and sold $430,000 in one- to four-family loans during the year ended December 31, 2016. We originated $6.5 million in one- to four-family loans for our portfolio and purchased $20.2 million during the year ended December 31, 2016. At December 31, 2016, $90.2 million, or 32.3% of our loan portfolio consisted of one- to four-family residential mortgage loans. One- to four-family mortgage loan originations are generally obtained from our outside and in-house loan representatives, from existing or past customers, through advertising, and through referrals from local real estate brokers and attorneys, and are underwritten pursuant to our policies and standards. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. Fixed-rate mortgage loans generally are originated for terms of 10 to 40 years. Generally, all fixed-rate residential mortgage loans are underwritten according to secondary market policies and procedures, which allows for sale in the secondary market, consistent with our asset-liability management and portfolio needs.

We also offer adjustable-rate mortgage loans for one- to four-family properties, primarily with an interest rate based on the one-year LIBOR Index, which adjusts annually from the outset of the loan or which adjusts annually after a three-or five-year initial fixed-rate period. We originated $1.3 million of adjustable-rate, one- to four-family residential loans during the year ended December 31, 2016 and $6.1 million of fixed-rate one- to four-family residential loans during the same period. Of these fixed-rate originations, $907,000, or 11.0%, were originated for sale in the secondary mortgage market. Our adjustable-rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 5%, regardless of the initial rate. Our adjustable-rate mortgage loans amortize over terms of up to 30 years. Generally, all adjustable-rate residential mortgage loans are underwritten according to secondary market policies and procedures.

Adjustable-rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable-rate mortgage loans with respect to interest rate risk may be limited during periods of rapidly rising interest rates. At December 31, 2016, $17.0 million, or 18.8%  of our one- to four-family residential loans, had adjustable rates of interest.

In an effort to provide financing for first-time homebuyers, we offer the first-time homebuyer loan program from Massachusetts Housing Finance Agency (“Mass Housing”). This program offers one- to four-family residential mortgage loans to qualified individuals. These loans are offered with terms and fixed rates of interest similar to our other one- to four-family mortgage loan products. Such loans must be secured by an owner-occupied residence. These loans are originated using Mass Housing “expanded” underwriting guidelines. Such loans are originated in amounts of up to 95% of the lower of the property’s appraised value or the sale price. Private mortgage insurance is required for loans with loan-to-value ratios of over 80%.

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance for the benefit of Georgetown Bank. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans. Our loan policy provides that we will not originate loans secured by real estate that contains underground fuel storage tanks. At December 31, 2016, our largest residential mortgage loan had a principal balance of $1.2 million and was secured by a residence located in Essex County, Massachusetts. This loan was performing in accordance with its original repayment terms at December 31, 2016.

Home Equity Loans and Home Equity Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by one- to four-family residences. At December 31, 2016, home equity loans and equity lines of credit totaled $15.9 million, or 5.7% of total loans. Additionally, at December 31, 2016, the unadvanced amounts of home equity lines of credit totaled $10.3 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined loan-to-value ratio for home equity loans and equity lines of credit is generally limited to 85%. Home equity loans are offered with fixed-rates of interest and with terms of up to 15 years. Our home equity lines of credit have adjustable-rates of interest that are generally equal to the prime rate, as reported in The Wall Street Journal, plus 0.50%.

Commercial Real Estate Loans. We originate commercial real estate loans, including commercial lines of credit, generally in our primary lending market area, that are secured by properties used for business purposes such as small office buildings, retail facilities and owner-occupied properties. At December 31, 2016, commercial real estate loans totaled $83.6 million, which amounted to 29.9% of total loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property, provided such loans comply with our loans-to-one borrower limit for these types of loans. Our loans-to-one borrower limit is 15% of Georgetown Bank’s unimpaired capital, which limit was $5.0 million at December 31, 2016, but we generally target commercial real estate loans with balances of up to $3.0 million. At December 31, 2016, our average commercial real estate loan had a balance of $753,000. Our commercial real estate loans may be made with terms of up to 20 years with an amortization of up to 30 years, are offered with interest rates that are fixed or adjust periodically, and are generally indexed to Federal Home Loan Bank of Boston borrowing rates. When possible these loans provide for a pre-payment penalty.

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

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower, except for existing amortizing loan relationships less than $350,000. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at December 31, 2016 was a $3.5 million loan collateralized by a self-storage facility located in Norfolk County, Massachusetts. This loan was performing according to its original repayment terms at December 31, 2016.

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

One- to Four-Family Investment Property Loans. We originate commercial real estate loans on one- to four-family investment properties. The subject properties are non-owner occupied and are generally under a business name or in an individual’s name in instances where an individual owns more investment property than what is allowed under Fannie Mae guidelines. At December 31, 2016, one- to four-family investment property loans totaled $13.1 million, which amounted to 4.7% of total loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property, provided such loans comply with our loans-to-one borrower limit for these types of loans. We generally target one- to four-family investment property loans with balances up to $750,000. At December 31, 2016, our average one- to four-family investment property loan had a balance of $256,500. Our loans for one- to four-family investment properties may be made with terms of up to 20 years with an amortization period of up to 25 years, are offered with interest rates that are fixed or adjust periodically, and are generally indexed to Federal Home Loan Bank of Boston advance rates. When possible these loans provide for a pre-payment penalty.

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

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower, except for existing amortizing loan relationships less than $350,000. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a rent roll and copies of leases, as applicable. The largest one- to four-family investment property loan in our portfolio at December 31, 2016 was a $2.0 million loan collateralized by multiple residential properties located in Massachusetts and southern New Hampshire. This loan was performing according to its original repayment terms at December 31, 2016.

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

Multi-Family Real Estate Loans. We originate commercial real estate loans on multi-family properties. The subject properties are non-owner occupied rental properties greater than four units and generally under a business name or in an individual’s name. At December 31, 2016, multi-family real estate loans totaled $30.7 million, which amounted to 11.0% of total loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property, provided such loans comply with our loans-to-one borrower limit for these types of loans. We generally target multi-family loans with balances up to $2.5 million. At December 31, 2016, our average multi-family real estate loan had a balance of $1.2 million. Our loans for multi-family real estate properties may be made with terms of up to 20 years with an amortization of up to 30 years and are offered with interest rates that are fixed or adjust periodically and are generally indexed to Federal Home Loan Bank of Boston advance rates. When possible these loans provide for a pre-payment penalty.

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

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower, except for existing amortizing loan relationships less than $350,000. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a rent roll and copies of leases, as applicable. The largest multi-family real estate loan in our portfolio at December 31, 2016 was a $3.5 million loan collateralized by a 30 unit multi-family property located in Middlesex County, Massachusetts. This loan was performing according to its original repayment terms at December 31, 2016.

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

Commercial Business Loans. At December 31, 2016, we had $20.7 million in commercial business loans, which amounted to 7.4% of total loans. We make commercial business loans in our primary lending market area to a variety of professionals, sole proprietorships and small businesses. Commercial lending products include term loans and revolving lines of credit. The maximum amount of a commercial business loan is limited by our loans-to-one-borrower limit, which was $5.0 million at December 31, 2016. Such loans are generally used for short and long-term working capital purposes such as providing working capital for purchasing inventory or to acquire fixed assets such as machinery or equipment. Commercial business loans are made with either adjustable or fixed-rates of interest. Variable rates are generally based on the prime rate, as published in The Wall Street Journal, plus a margin. Fixed-rate commercial business loans are set either at a margin above the Federal Home Loan Bank of Boston comparable advance rate or the prime rate. When making commercial business loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, if applicable. Commercial business loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment, and we also require the business principals to execute such loans in their individual capacities. Depending on the amount of the loan and the collateral used to secure the loan, commercial business loans are generally made in amounts of up to 80% of the value of the collateral securing the loan. Commercial business loans generally have greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We seek to minimize these risks through our underwriting standards. At December 31, 2016, our largest outstanding commercial business loan had an outstanding balance of $1.0 million, which was secured by multi-family and residential properties located in Essex County, Massachusetts. This loan was performing according to its original repayment terms at December 31, 2016.

Construction Loans. We originate construction loans for the development of one- to four and multi-family residential properties and non-residential properties located in our primary lending market area to experienced local developers and to individuals for the construction of their personal residences. At December 31, 2016, one- to four-family residential construction loans amounted to $12.6 million, or 4.5% of total loans. At December 31, 2016, the unadvanced portion of these residential construction loans totaled $6.5 million. At December 31, 2016, construction loans collateralized by multi-family properties totaled $5.7 million, or 2.0% of total loans. The unadvanced portion of these construction loans totaled $7.3 million at December 31, 2016. Construction loans collateralized by non-residential properties totaled $6.8 million, or 2.4% of total loans. The unadvanced portion of these construction loans totaled $2.5 million at December 31, 2016.

Our one- to four- and multi-family residential construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. We originate one- to four and multi-family residential construction loans with a maximum loan-to-value ratio of 90% for single unit owner occupied construction projects, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price, whichever is less, of the secured property. The maximum loan-to-value on two- to four and multi-family residential properties is 80% of the appraised value or sales price, whichever is less, of the secured property. Before making a commitment to fund a one- to four- or multi-family residential construction loan, we require an appraisal on the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. At December 31, 2016, the largest outstanding one- to four-family residential construction loan commitment was for $2.4 million for the construction of a condominium project located in Essex County, Massachusetts, $915,000 of which was outstanding. This loan was performing according to its original repayment terms at December 31, 2016. At December 31, 2016, the largest multi-family construction loan commitment was $4.3 million for the construction of a property located in Suffolk County, Massachusetts, $611,000 of which was outstanding. This loan was performing according to its original repayment terms at December 31, 2016.

To a lesser extent, our construction loan projects include apartment, retail and office buildings, and strip malls. These loans generally have an interest-only phase during construction and are generally set at a fixed-rate. Disbursement of funds is at our sole discretion and is based on independent third-party inspections of the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At December 31, 2016, the largest non-residential construction loan commitment was for $4.3 million, collateralized by a commercial property located in Rockingham County, New Hampshire, $2.6 million of which was outstanding. This loan was performing according to its original repayment terms at December 31, 2016.

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

The maximum amount of a construction loan is limited by our loans-to-one-borrower limit, which was $5.0 million at December 31, 2016.

Consumer Loans. We offer consumer loans to customers residing in our primary lending market area with acceptable credit ratings. Our consumer loans generally consist of loans on new and used automobiles, loans secured by deposit accounts and unsecured personal loans. Consumer loans totaled $182,000 or 0.1% of our total loan portfolio at December 31, 2016.

Largest Lending Relationship. At December 31, 2016, our largest lending relationship was a $4.3 million multi-family construction loan, $611,000 of which was outstanding. This loan was performing in accordance with its original repayment terms at December 31, 2016.  In addition, our largest outstanding loan balance was a $3.5 million commercial real estate loan collateralized by a self-storage facility located in Norfolk County, Massachusetts.  This loan was performing in accordance with its original payment terms at December 31, 2016.

Origination, Participation and Servicing of Loans. Lending activities are conducted primarily by our loan personnel operating at our main and branch office locations. All loans we originate are underwritten pursuant to our policies and procedures. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed or adjustable-rate loans depends upon the relative customer demand for such loans, which is affected by the current and expected future levels of market interest rates. From time to time, we will participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31, 2016, we had $2.4 million in loan participation interests in which we were the lead bank and $9.7 million in loan participation interests in which we were the participating bank.  Our primary emphasis continues to be the origination of commercial loans.

Future residential loan originations may be sold on a servicing-retained or servicing-released basis, depending on secondary market pricing at the time of sale. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments are made on behalf of the borrowers and generally administering the loans. During the year ended December 31, 2016, we originated $7.4 million of fixed-rate and adjustable-rate one- to four-family loans, $6.5 million of which were placed in our portfolio.

The following table shows our loan originations and repayment activities for the periods indicated.

	Years Ended
	December 31,
	2016	2015	2014	2013	2012
	(In thousands)

Total loans at beginning of period	$256,014	$233,143	$225,868	$181,809	$162,797
Loans originated:
Residential mortgage loans	14,851	12,740	35,901	64,386	104,080
Commercial loans	48,372	34,706	29,837	60,708	26,707
Construction loans	21,510	33,525	14,682	25,137	15,911
Consumer	68	95	56	184	189

Total loans originated	84,801	81,066	80,476	150,415	146,887

Loans purchased:	20,246	12,350	374	—	17,398

Deduct:
Principal repayments	(80,658)	(66,591)	(51,945)	(64,734)	(81,734)
Loan sales	(640)	(3,954)	(20,640)	(40,621)	(60,933)
Loans held for sale	(271)	—	(990)	(1,001)	(2,606)

Net loan activity	23,478	22,871	7,275	44,059	19,012

Total loans at end of period	$279,492	$256,014	$233,143	$225,868	$181,809

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

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$953	$776	$951	$399	$1,070
Commercial loans	—	—	—	—	2,105
Construction loans	—	—	—	—	—
Consumer	—	—	2	—	—

Total non-accrual loans	953	776	953	399	3,175

Non-performing restructured loans	—	—	—	—	—

Total non-performing loans	953	776	953	399	3,175

Other real estate owned	—	—	—	—	203

Total non-performing assets	$953	$776	$953	$399	$3,378

Ratios:
Non-performing loans to total loans	0.34%	0.30%	0.41%	0.18%	1.75%
Non-performing assets to total assets	0.30%	0.26%	0.35%	0.15%	1.60%
Allowance for loan losses to non-performing loans	273.35%	310.31%	233.89%	600.50%	56.06%

At December 31, 2016, non-accrual loans totaled $953,000 and consisted of two one- to four-family residential loans and two home equity loans and lines of credit. For the year ended December 31, 2016, gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $41,000. Interest income recognized on non-performing loans for the year ended December 31, 2016 was $10,000.

At December 31, 2016, troubled debt restructured (“TDR”) loans totaled $1.4 million and consisted of two one- to four-family residential loans, two home equity loans, one one- to four-family investment property loan and one commercial real estate loan.  For the year ended December 31, 2016, gross interest income that would have been recorded had the TDR loans been in accordance with their original terms amounted to $62,000.  Interest income recognized on TDR loans for the year ended December 31, 2016 was $68,000.  There were no loan relationships that were modified as TDRs during the year ended December 31, 2016.

Delinquent Loans. The following table sets forth the number and amount of delinquent loans by type at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2016
Residential mortgage loans	1	$20	3	$796	4	$816
Commercial loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Consumer	2	3	—	—	2	3

Total	3	$23	3	$796	6	$819

At December 31, 2015
Residential mortgage loans	—	$—	1	$649	1	$649
Commercial loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Consumer	1	4	—	—	1	4

Total	1	$4	1	$649	2	$653

At December 31, 2014
Residential mortgage loans	2	$633	1	$641	3	$1,274
Commercial loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Consumer	—	—	1	2	1	2

Total	2	$633	2	$643	4	$1,276

At December 31, 2013
Residential mortgage loans	1	$245	1	$399	2	$644
Commercial loans	1	267	—	—	1	267
Construction loans	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	2	$512	1	$399	3	$911

At December 31, 2012
Residential mortgage loans	1	$284	2	$773	3	$1,057
Commercial loans	—	—	—	—	—	—
Construction loans	—	—	—	—	—	—
Consumer	2	2	—	—	2	2

Total	3	$286	2	$773	5	$1,059

Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At December 31, 2016, $1.9 million, or 0.7% of total loans, had been identified as potential problem loans, of which $221,000 is delinquent and consists of two one- to four-family loans, five home equity loans, one one- to four-family investment property loan, one commercial real estate loan, one commercial business loan and five consumer loans.

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

On the basis of management’s review of our assets, at December 31, 2016, we had classified $2.9 million of our assets as substandard, which consisted of ten loans, four of which have been restructured. These loans consisted of four one- to four-family residential real estate loans with a principal balance of $1.7 million, three home equity loans and lines of credit with a principal balance of $278,000, one one- to four-family investment property loan with a principal balance of $85,000, one commercial real estate loan with a principal balance of $710,000 and one commercial business loan with a principal balance of $149,000. At December 31, 2016, we had specific valuation allowances of $7,000 related to the loans classified as substandard. At December 31, 2015, we had classified $1.9 million of our assets as substandard, which consisted of six loans, four of which have been restructured.  At December 31, 2015, we had specific valuation allowances of $14,000 related to the loans classified as substandard. At December 31, 2016 and 2015, we had no loans classified as doubtful or loss. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

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

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For such loans that are classified as impaired, an allowance for loan losses is established when the discounted cash flows or the fair value of the existing collateral (less costs to sell) of the impaired loan are lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Years Ended
	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Balance at beginning of year	$2,408	$2,229	$2,396	$1,780	$1,824

Charge-offs:
Residential mortgage loans	—	—	(14)	(130)	(144)
Commercial loans	—	(22)	(248)	—	(13)
Construction loans	—	—	—	—	(191)
Consumer	(3)	(4)	(7)	(9)	(38)

Total charge-offs	(3)	(26)	(269)	(139)	(386)

Recoveries:
Residential mortgage loans	2	1	1	43	137
Commercial loans	—	—	—	—	—
Construction loans	—	—	—	—	—
Consumer	4	4	3	4	5

Total recoveries	6	5	4	47	142

Net recoveries (charge-offs)	3	(21)	(265)	(92)	(244)
Provision for loan losses	194	200	98	708	200

Balance at end of year	$2,605	$2,408	$2,229	$2,396	$1,780

Ratios:
Net recoveries (charge-offs) to average loans outstanding	—%	(0.01)%	(0.12)%	(0.05)%	(0.15)%

Allowance for loan losses to non-performing loans at end of year	273.35%	310.31%	233.89%	600.5%	56.06%

Allowance for loan losses to total loans at end of year	0.93%	0.94%	0.96%	1.06%	0.98%

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

	December 31,
	2016		2015		2014		2013		2012
		Percent of		Percent of		Percent of		Percent of		Percent of
	Allowance	Loans in Each	Allowance	Loans in Each	Allowance	Loans in Each	Allowance	Loans in Each	Allowance	Loans in Each
	for	Category to	for	Category to	for	Category to	for	Category to	for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)
Residential loans:
One- to four-family	$171	32.26%	$197	33.79%	$273	36.12%	$284	40.93%	$378	52.54%
Home equity loans and lines of credit	238	5.68	276	7.13	249	7.08	274	6.82	254	8.56
Total residential mortgage loans	409	37.94	473	40.92	522	43.20	558	47.75	632	61.10

Commercial loans:
One- to four-family investment property	79	4.68	90	5.96	46	3.58	61	4.91	62	6.25
Multi-family real estate	234	11.00	233	12.00	113	6.44	108	6.40	40	2.94
Commercial real estate	1,262	29.91	1,021	26.23	943	26.69	1,056	24.02	668	18.00
Commercial business	364	7.40	305	6.85	311	7.65	291	7.39	159	4.76
Total commercial loans	1,939	52.99	1,649	51.04	1,413	44.36	1,516	42.72	929	31.95

Construction loans:
One- to four-family	104	4.51	113	5.06	117	5.60	133	4.36	149	4.06
Multi-family	47	2.05	12	0.58	97	4.65	66	3.24	34	2.02
Non-residential	104	2.44	91	2.31	77	2.07	63	1.75	25	0.64
Total construction loans	255	9.00	216	7.95	291	12.32	262	9.35	208	6.72

Consumer	2	0.07	2	0.09	3	0.12	15	0.18	11	0.23

Unallocated	—	—	68	—	—	—	45	—	—	—

Total	$2,605	100.00%	$2,408	100.00%	$2,229	100.00%	$2,396	100.00%	$1,780	100.00%

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

Investments

Our Investment Policy is reviewed annually by management and any changes to the policy are recommended to and are subject to the approval of our Board of Directors. Authority to make investments under the approved Investment Policy guidelines is delegated to appropriate officers. While general investment strategies are developed by the Finance Committee and authorized by the Board of Directors, the execution of specific actions rests with our President and Chief Executive Officer or our Chief Financial Officer, who may act individually or jointly. Our President and Chief Executive Officer and Chief Financial Officer are both responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment. Each of these individuals is authorized to execute investment transactions (purchases and sales) up to $2.5 million per transaction without the prior approval of the Finance Committee and within the scope of the established Investment Policy. Each transaction in excess of $2.5 million must receive prior approval of the Finance Committee. All investment transactions are reviewed at regularly scheduled meetings of the Board of Directors. The Finance Committee is comprised of three non-employee directors.

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

Our investment portfolio at December 31, 2016, at amortized cost, included $2.9 million in state and municipal securities. We also invest in residential mortgage-backed securities, which consist of United States government agencies and government-sponsored enterprise obligations. At December 31, 2016, the amortized cost of our residential mortgage-backed securities portfolio totaled $19.4 million, or 6.1% of total assets, and included $13.6 million in fixed-rate and $5.8 million in adjustable-rate securities guaranteed by Fannie Mae and Freddie Mac. Securities are classified as held to maturity or available for sale at the date of purchase.  At December 31, 2016, we owned $2.3 million in Federal Home Loan Bank of Boston stock. As a member of the Federal Home Loan Bank of Boston, we are required to purchase stock in the Federal Home Loan Bank of Boston based on our level of outstanding advances.

The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

	December 31,
	2016		2015		2014
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale

State and municipal	$2,362	$2,385	$2,410	$2,470	$2,458	$2,507
Residential mortgage-backed securities	17,472	17,387	16,543	16,558	16,844	17,019

Total securities available for sale	$19,834	$19,772	$18,953	$19,028	$19,302	$19,526

Securities held to maturity

State and municipal	$570	$565	$573	$585	$—	$—
Residential mortgage-backed securities	1,933	1,925	2,539	2,543	837	916

Total securities held to maturity	$2,503	$2,490	$3,112	$3,128	$837	$916

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2016 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
	(Dollars in thousands)
Securities available for sale

State and municipal	$—	—%	$—	—%	$528	5.00%	$1,834	4.64%	$2,362	$2,385	4.72%
Residential mortgage-backed securities	7	5.32%	—	—%	803	3.29%	16,662	2.69%	17,472	17,387	2.72%

Total securities available for sale	$7	5.32%	$—	—%	$1,331	3.97%	$18,496	2.88%	$19,834	$19,772	2.96%

Securities held to maturity

State and municipal	$—	—%	$—	—%	$—	—%	$570	4.00%	$570	$565	4.00%
Residential mortgage-backed securities	—	—%	11	6.00%	—	—%	1,922	2.53%	1,933	1,925	2.55%

Total securities held to maturity	$—	—%	$11	6.00%	$—	—%	$2,492	2.87%	$2,503	$2,490	2.88%

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

Deposits. Our deposits are generated primarily from residents within our primary deposit market area, as 68.5% of total deposits at December 31, 2016, were from Essex County, Massachusetts. Our strategic plan includes a greater emphasis on developing commercial business activities, both deposit and lending customer relationships. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have used brokered deposits in the past and it is anticipated that their future use could increase. As of December 31, 2016, brokered deposits totaled $3.3 million and certificate accounts obtained through the QwickRate listing service totaled $22.1 million.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2016, $93.5 million, or 38.9%, of our deposit accounts were certificates of deposit, of which $35.6 million had maturities of one year or less.

The following table sets forth the distribution of total deposits by account type and related weighted average rates, at the dates indicated.

	At December 31,
	2016			2015			2014
			Weighted			Weighted			Weighted
			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type
Demand	$30,773	12.80%	—%	$27,718	13.34%	—%	$26,066	14.29%	—%
On us accounts	975	0.41	—%	599	0.29	—%	783	0.43	—%
NOW	32,810	13.64	0.27%	30,036	14.46	0.29%	30,049	16.48	0.20%
Money market deposits	66,256	27.55	0.64%	61,617	29.66	0.52%	52,202	28.63	0.34%
Regular and other savings	16,226	6.75	0.02%	15,492	7.46	0.02%	14,226	7.80	0.02%
Total non-certificate accounts	147,040	61.15	0.35%	135,462	65.21	0.30%	123,326	67.63	0.19%

Certificates of deposit	93,468	38.85	1.62%	72,264	34.79	1.40%	59,028	32.37	1.10%

Total deposits	$240,508	100.00%	0.84%	$207,726	100.00%	0.68%	$182,354	100.00%	0.49%

The following table sets forth the deposit activities for the periods indicated.

	Years Ended
	December 31,
	2016	2015	2014
	(In thousands)

Beginning balance	$207,726	$182,354	$175,961
Net increase in deposits before interest credited	30,914	24,296	5,557
Interest credited	1,868	1,076	836
Net increase in deposits	32,782	25,372	6,393
Ending balance	$240,508	$207,726	$182,354

As of December 31, 2016, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $68.0 million. The following table indicates the amount of those certificates of deposit as of December 31, 2016 by time remaining until maturity.

At
December 31, 2016
(In thousands)
Three months or less	$4,773
Over three months through six months	7,277
Over six months through one year	12,672
Over one year to three years	35,379
Over three years	7,851
Total	$67,952

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,
	2016	2015	2014
	(In thousands)
Interest Rate
Less than 1%	$5,851	$10,042	$24,525
1.00%-1.99%	64,242	48,354	30,414
2.00%-2.99%	23,375	13,868	4,089

Total	$93,468	$72,264	$59,028

The following table sets forth the amount and maturities of certificate of deposits at December 31, 2016.

	Maturing During the Years Ended				Maturing
	December 31,	December 31,	December 31,	December 31,	After December 31,
	2017	2018	2019	2020	2020	Total
	(In thousands)
Interest Rate
Less than 1%	$5,821	$30	$—	$—	$—	$5,851
1.00%-1.99%	28,832	12,616	13,086	8,957	751	64,242
2.00%-2.99%	966	19,730	940	1,052	687	23,375

Total	$35,619	$32,376	$14,026	$10,009	$1,438	$93,468

Borrowings. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Boston. As of December 31, 2016, we had Federal Home Loan Bank of Boston advances in the amount of $41.9 million, which represented 14.6% of total liabilities and had a weighted average maturity of 0.84 years. We can currently borrow up to approximately $89.3 million from the Federal Home Loan Bank of Boston through our membership.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank of Boston advances at the dates and for the periods indicated.

	At or For the Years ended
	December 31,
	2016	2015	2014
	(Dollars in thousands)

Short-Term Advances (1)
Balance at end of period	$17,500	$23,500	$30,000
Average balance during period	10,953	21,882	30,257
Maximum outstanding at any month end	23,000	31,000	33,575
Weighted average rate at end of period	0.73%	0.44%	0.25%
Average interest rate during period	0.51%	0.25%	0.20%

Long-Term Advances
Balance at end of period	$24,600	$27,100	$24,600
Average balance during period	25,832	28,340	23,735
Maximum outstanding at any month end	27,100	29,600	24,600
Weighted average rate at end of period	2.00%	2.09%	2.20%
Average interest rate during period	2.08%	2.09%	2.31%

(1)	Represents advances with original maturities of nine months or less.

Subsidiary Activities

Georgetown Securities Corporation, established in 1995 as a Massachusetts securities corporation for the purpose of buying, selling and holding securities on its own behalf, is a wholly owned subsidiary of Georgetown Bank. The income earned on Georgetown Securities Corporation’s securities is subject to a significantly lower rate of state tax than that assessed on income earned on securities maintained at Georgetown Bank. At December 31, 2016, Georgetown Securities Corporation had total assets of $20.1 million, all of which were in securities and cash to be invested.

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

Personnel

As of December 31, 2016, we had 46 full-time employees, four part-time employees and three seasonal employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

At December 31, 2016, our total federal pre-1988 base year reserve was $723,000. However, under current law, pre-1988 base year reserves remain subject to recapture should Georgetown Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2016, Georgetown Bank had no net operating loss carryforwards for federal income tax purposes.

Capital Loss Carryovers. A financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. At December 31, 2016, Georgetown Bank had no capital loss carry forward for federal income tax purposes.

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

The Company and the Bank are subject to a Massachusetts tax rate of 9.0% of its combined net income apportioned to Massachusetts.  In general, Massachusetts net income is defined as gross income from all sources without any exclusions, less the deductions, but not credits, allowable under the federal Internal Revenue Code, as amended and in effect for the taxable year, plus the interest from bonds, notes and evidence of indebtedness of any state, including Massachusetts.  The following deductions are not allowed:  dividends received, except as otherwise provided, losses sustained in other taxable years, taxes on or measured by income, franchise taxes measured by net income, franchise taxes for the privilege of doing business and capital stock taxes imposed by a state and  the federal bonus depreciation deduction allowed by IRC section 168 (k).

Beginning in 2014, the Company and the Bank are subject to the New Hampshire Business Enterprise Tax (“BET”) and the Business Profits Tax (“BPT”).

The New Hampshire BET is a minimum tax imposed at 0.72% of the combined apportioned amounts of payroll, interest expense and dividends paid.  The tax imposed can be a credit against the BPT and is subject to a five year carry forward period.

The New Hampshire BPT is imposed on the combined apportioned taxable income of the Company and the Bank at a tax rate of 8.2%.  The taxable income is determined using the U. S. Internal Revenue Code, in effect as of December 31, 2000 subject to certain adjustments.  The following adjustments are made: taxes on or measured by income, franchise taxes measured by net income and capital stock taxes imposed by a state are disallowed, and a deduction for interest of United States obligation is allowed.  Earnings and distributions received from unconsolidated affiliates and partnerships are eliminated.

SUPERVISION AND REGULATION

General

Georgetown Bank is a federally chartered savings bank that is primarily regulated, examined and supervised by the OCC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s (“FDIC”) deposit insurance fund and depositors, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Georgetown Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, governing reserves to be maintained against deposits and other matters. The OCC examines Georgetown Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Georgetown Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Georgetown Bank’s loan documents. Georgetown Bank is also a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System.

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

Dodd-Frank Act

The Dodd-Frank Act significantly changed the bank regulatory structure and is affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act eliminated our primary federal regulator, the Office of Thrift Supervision, as of July 21, 2011, and required Georgetown Bank to be supervised and examined by the OCC, the primary federal regulator for national banks. On the same date, the Federal Reserve Board assumed regulatory jurisdiction over savings and loan holding companies, in addition to its role of supervising bank holding companies.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with expansive powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as Georgetown Bank, continue to be examined by their applicable federal bank regulators. The legislation gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC assessments for deposit insurance and permanently increased the maximum amount of deposit insurance to $250,000 per depositor. The legislation also, among other things, required originators of certain securitized loans to retain a portion of the credit risk, stipulated regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not.

Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations.  Their impact on operations cannot yet fully be assessed. However, the Dodd-Frank Act has already increased regulatory burden, compliance costs and interest expense for Georgetown Bank and the Company, and is expected to continue to do so in the future.

Business Activities

A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OCC.  Under these laws and regulations, Georgetown Bank may originate mortgage loans secured by residential and commercial real estate, commercial business loans and consumer loans, and it may invest in certain types of debt securities and certain other assets. Certain types of lending, such as commercial and consumer loans, are subject to aggregate limits calculated as a specified percentage of Georgetown Bank’s capital or assets. Georgetown Bank also may establish subsidiaries that may engage in a variety of activities, including some that are not otherwise permissible for Georgetown Bank, including real estate investment and securities and insurance brokerage.  Certain expansion proposals by the Bank, such as establishing or acquiring new branches or acquiring other institutions by merger, require OCC approval.

Loans-to-One-Borrower

We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of our unimpaired capital and unimpaired surplus. An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As of December 31, 2016, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test

We are required to satisfy a qualified thrift lender (“QTL”) test, under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business. A savings institution that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law. As of December 31, 2016, we maintained 68.8% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

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

Capital Requirements

Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk weighted assets ratio of 6.0%, a total capital to risk weighted assets ratio of 8%, and a 4% Tier 1 capital to total assets leverage ratio.  The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that made such an election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities).   Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.  The Bank exercised the AOCI opt-out option.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk.  For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.  The buffer requirement rose to 1.25% at January 1, 2017.

In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

Prompt Corrective Regulatory Action

Under the federal Prompt Corrective Action statutory framework, the OCC is required to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital.  For this purpose, a savings institution is placed in one of the following five categories based on the bank’s capital.  The categories were adjusted, effective January 1, 2015, to reflect the final capital rule discussed previously:

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
•

the institution is not eligible for expedited review of its filings (i.e., generally, institutions that fail to satisfy a capital requirement or do not have safety and soundness, compliance and Community Reinvestment Act ratings in the top two categories.

Regardless of whether an application to the OCC is required, a savings institution that is a subsidiary of a holding company, which is the case with Georgetown Bank, must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

Applications or notices may be denied if the institution will be undercapitalized after the dividend, the proposed dividend raises safety and soundness concerns or the proposed dividend would violate a law, regulation, enforcement order or regulatory condition.

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

Transactions with Related Parties

A savings institution’s authority to engage in transactions with related parties or “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing regulation, Federal Reserve Board Regulation W. The term “affiliate” generally means any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries. Applicable law limits the aggregate amount of

“covered” transactions with any individual affiliate, including loans to the affiliate, to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain covered transactions with affiliates, such as loans to or guarantees issued on behalf of affiliates, are required to be secured by specified amounts of collateral. Purchasing low quality assets from affiliates is generally prohibited.  Federal law also provides that transactions with affiliates, including covered transactions, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited by law from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

Our authority to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, Federal Reserve Board Regulation O.  Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for bank-wide lending programs that do not discriminate in favor of insiders.  Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2016, we were in compliance with these regulations.

Enforcement

The OCC has primary enforcement responsibility over federal savings institutions.  The OCC has authority to bring enforcement action against “institution-related parties,” including officers, directors, certain shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership or conservatorship.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.

Deposit Insurance

Georgetown Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in Georgetown Bank are insured up to a maximum of $250,000 for each separately insured depositor.

The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund.  Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower assessments.  Assessments for institutions of less than $10 billion of assets are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure of an institution’s failure within three years.  That technique, effective July 1, 2016, replaced the previous system under which institutions were placed into risk categories.

The Dodd-Frank Act required the FDIC to revise its procedures to base assessments upon each insured institution’s total assets less tangible equity instead of deposits.  The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.  In conjunction with the Deposit Insurance Fund’s reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for insured institutions of less than $10 billion of total assets to 1.5 basis points to 30 basis points, effective July 1, 2016.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020.  The Dodd-Frank Act requires insured institutions with assets of $10 billion or more to fund the increase from 1.15% to 1.35% and, effective July 1, 2016, such institutions are subject to a surcharge to achieve that goal.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-range fund ratio of 2%

In addition to the FDIC assessments, the Financing Corporation is authorized to impose and collect, through the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2016, the annualized Financing Corporation assessment was equal to 0.56 basis points of total assets less tangible capital.

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

Qualified Mortgages and Retention of Credit Risk

The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition are presumed to have complied with the new ability-to-repay standard.  Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

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

Other Regulations

Interest and other charges collected or contracted for by Georgetown Bank are subject to certain state usury laws and federal laws concerning interest rates. Georgetown Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

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

As a savings and loan holding company, the Company’s activities are limited to those activities permissible by law for financial holding companies or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending activities, insurance and underwriting equity securities. The Dodd-Frank Act requires that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.  A multiple savings and loan holding company may, upon receiving any necessary Federal Reserve Board approvals, engage in activities specified in Federal Reserve Board regulations, including those permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act.

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

Savings and loan holding companies were not historically subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act required the Federal Reserve Board to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions applied to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer is being phased in between 2016 and 2019.  However, legislation was enacted in December 2014 which required the FRB to amend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to (1) extend its applicability to savings and loan holding companies and (2) raise the threshold for the exemption from $500 million to $1 billion in consolidated assets.  Regulations doing so were effective May 15, 2015. Consequently, both bank and savings and loan holding companies with under $1 billion in consolidated assets are exempt from the consolidated regulatory capital requirements unless the FRB determines otherwise on a case by case basis.

The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has promulgated regulations implementing the “source of strength” policy, which require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the  company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

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

Change in Control Regulations

Under the Change in Bank Control Act, no person or company may acquire control of a savings and loan holding company, such as the Company, unless the Federal Reserve Board has been given at least 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition.  In evaluating the notice, the Federal Reserve Board considers factors, such as the financial condition and competence, experience and integrity of the proposed acquirer, the future prospects of the holding company and its subsidiary institution and the competitive effects of the proposed acquisition.  Control, as generally defined for this purpose, means ownership, control of or power to vote 25% or more of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

ITEM 1A.Risk Factors

Failure to complete our merger with Salem Five Bancorp and Salem Five Bank could negatively impact our stock price and our future business and financial results.

If the Merger is not completed for any reason, the ongoing business of the Company and the Bank may be adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on our stock price;

•	we may experience negative reactions from our customers, vendors and employees;

•	we will have incurred substantial expenses and will be required to pay certain costs relating to the Merger, whether or not the Merger is completed;

•

the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Merger. Such restrictions may prevent us from taking actions during the pendency of the Merger that would otherwise be beneficial to us as an independent company; and

•

matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

In addition to the above risks, if the Merger Agreement is terminated and our board of directors seeks another merger or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration Salem Five Bancorp has agreed to provide in the Merger. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $2.0 million to Salem Five Bancorp.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated.

Before the Merger may be completed, various approvals and consents must be obtained from regulatory entities. These regulators may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Any such conditions or changes could have the effect of delaying completion of the Merger.

Either Salem Five Bancorp or the Company may terminate the Merger Agreement if the Merger has not been completed by January 5, 2018, unless the failure of the Merger to be completed has resulted from the failure of the party seeking to terminate the Merger Agreement to perform its obligations under the Merger Agreement.

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

We originate commercial business loans, commercial real estate loans, multi-family real estate loans and one- to four-family investment property loans generally within our primary lending market area. These loans, which totaled $148.1 million, or 53.0% of our loan portfolio at December 31, 2016, generally have a higher risk of loss compared to our one- to four-family residential real estate loans. Commercial business loans and commercial real estate loans may expose us to greater credit risk than our loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial business loans and commercial real estate loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

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

At December 31, 2016, we had $25.2 million of construction loans, representing 9.0% of our total loan portfolio at that date. Additionally, we had $16.3 million in unadvanced construction funds as of December 31, 2016. These loans generally have a higher risk of loss compared to our one- to four-family residential real estate loans. Construction lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. Repayment of construction loans often depends on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring.

Our level of non-performing loans increased to $953,000, or 0.34%, of total loans at December 31, 2016 from $776,000, or 0.30%, of total loans at December 31, 2015. A higher level of non-performing loans could result in charge-offs and provisions for loan losses that are higher than our historical levels. See “—If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.”

A significant portion of our loan portfolio consists of recently originated or purchased loans.

Our commercial loan portfolio (including commercial and multi-family real estate loans, residential investment property loans, and business loans and construction loans) has grown to $173.2 million at December 31, 2016 from $82.6 million at December 31, 2011. Additionally, our residential loan portfolio (including home equity loans) has grown to $106.1 million at December 31, 2016 from $79.7 million at December 31, 2011. It is difficult to assess the future performance of these recently originated loans. As a result, these loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The OCC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending.  Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (1) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (2) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital.  At December 31, 2016, the Bank’s ratios under these tests were 69.0% and 259.1%, respectively.  The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.  While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multi-family and commercial real estate lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

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

Our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We therefore may experience significant loan losses, which could have a material adverse effect on our operating results. At December 31, 2016, our allowance for loan losses totaled $2.6 million, or 0.93% of total loans and 273.35% of non-performing loans at that date.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses in Financial Instruments”, which sets forth a “current expected credit loss” (CECL) model. The guidance in this ASU will be effective for the Company for the fiscal years beginning after December 15, 2019, including interim periods within the fiscal years.  This ASU changes the current incurred loss model of providing allowances for loan losses to an expected loss model, which will likely require us to increase our allowance for loan losses, and to greatly increase the types of data we need to collect and review to determine the appropriate level of the allowance for loan losses.

Changes in interest rates could adversely affect our results of operations and financial condition.

Our profitability depends substantially on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Increases in interest rates may decrease loan demand (which would also decrease our ability to generate non-interest income through the sale of loans into the secondary market and related fees for continuing to service those sold loans) and make it more difficult for borrowers to repay adjustable-rate loans. Increases in interest rates can also result in lower loan originations, as borrowers who may qualify for a loan based on certain mortgage repayments, may not be able to afford repayments based on higher interest rates for the same loan amounts. In addition, as market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits. Because an increase in rates we pay on deposits would be expected to be faster than an increase in the yields we earn on our interest-earning assets, such an increase would be expected to result in a decrease of our net interest income.

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

A final capital rule, which became effective for us January 1, 2015, includes minimum risk-based capital and leverage ratios and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The minimum capital requirements are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 to risk-based assets capital ratio of 6%; (3) a total capital ratio of 8%; and (4) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised.  We have elected to exercise our one-time option to opt-out of the requirement under the final rule to include certain “available-for-sale” securities holdings for purposes of calculating our regulatory capital requirements.  The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios when fully phased in: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 to risk-based assets capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel Committee on Banking Supervision (“Basel III”) could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets.  Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares.  Specifically, beginning in 2016, Georgetown Bank’s ability to pay dividends is limited if does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders.  See “Supervision and Regulation—Capital Requirements.”

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

ITEM 1B.Unresolved Staff Comments

None.

ITEM 2.Properties

The net book value of our premises, land and equipment was $4.1 million at December 31, 2016. The following table provides certain information with respect to our properties as of December 31, 2016.

	Owned or	Year Acquired or		Net Book Value
Location	Leased	Leased	Square Footage	of Real Property
				(In thousands)

Main Office:
2 East Main Street	Owned	2003 (1)	14,400	$2,415
Georgetown, MA 01833

Branch Office:
303 Haverhill Street	Leased (2)	1999	3,500	$418
Rowley, MA 01969

Branch Office:
562A Turnpike Street/Route 114	Leased (3)	2015	1,585	$522
North Andover, MA 01845

Branch Office:
1 Portsmouth Avenue	Leased (4)	2014	1,412	$234
Stratham, NH 03885

(1)	In 2003, we constructed a new main office upon this property, which we have owned since 1985.
(2)	We own the building but lease the land. The lease has a term of 40 years with an option to renew for an additional 10 years.
(3)	We are leasing the office space. The lease has a term of 10 years with an option to renew for an additional 10 years.
(4)	We are leasing the office space. The lease has a term of 10 years with an option to renew for two additional five year terms.

ITEM 3.Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2016, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

(a) Our common stock is traded on the NASDAQ Capital Market under the symbol “GTWN.” The approximate number of holders of record of the Company’s common stock as of March 23, 2017 was 270. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents quarterly market information for the Company’s common stock during the periods indicated. The following information was based on data received from the NASDAQ Capital Market and represents the actual high and low sales prices for the periods indicated.

Year Ended December 31, 2016	High	Low	Dividends
Quarter ended March 31, 2016	$23.75	$18.30	$0.0475
Quarter ended June 30, 2016	$21.91	$19.54	$0.0500
Quarter ended September 30, 2016	$21.00	$19.67	$0.0500
Quarter ended December 31, 2016	$26.00	$20.88	$0.0500

Year Ended December 31, 2015	High	Low	Dividends
Quarter ended March 31, 2015	$18.41	$16.45	$0.0425
Quarter ended June 30, 2015	$19.94	$17.80	$0.0475
Quarter ended September 30, 2015	$19.00	$17.80	$0.0475
Quarter ended December 31, 2015	$18.95	$17.80	$0.0475

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

Equity Compensation Plans. Other than our employee stock ownership plan, we do not have any equity compensation plans that were not approved by stockholders. The following table sets forth information with respect to the Company’s equity compensation plans at December 31, 2016.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to be	Weighted	equity compensation
	issued upon exercise of	average	plans (excluding
	outstanding options	exercise	securities
	and rights	price (1)	in first column)

Georgetown Bancorp, Inc. 2009 Equity Incentive Plan (approved by stockholders)	79,022	$13.56	—

Georgetown Bancorp, Inc. 2014 Equity Incentive Plan (approved by stockholders)	43,753	18.97	93,494

Equity compensation plans not approved by stockholders	—	—	—

Total	122,775	$15.49	93,494

(1)	Reflects weighted average exercise price of stock options only.

The Company has sold no securities within the past three years that were not registered under the Securities Act of 1933.

(b) Not applicable

(c) There were no share repurchases during the quarter ended December 31, 2016.  On July 23, 2013 the Company announced that its Board of Directors had authorized a second stock repurchase program pursuant to which the Company intends to purchase up to approximately 5.0% of its issued and outstanding shares, or up to 93,765 shares.  The repurchase program has no expiration date.  As of Decemmber 31, 2016, 15,973 shares remain available for repurchase under the repurchase program.

ITEM 6.Selected Financial Data

	At December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Selected Financial Condition Data:
Total assets	$318,632	$296,502	$271,020	$263,033	$211,602
Cash and cash equivalents	6,129	7,758	4,918	6,295	6,789
Investment securities	22,275	22,140	20,363	19,331	9,778
Loans receivable, net	277,371	253,983	231,293	223,912	180,599
Allowance for loan losses	2,605	2,408	2,229	2,396	1,780
Deposits	240,508	207,726	182,354	175,961	154,439
Borrowings	41,850	50,600	54,600	54,925	23,600
Total stockholders’ equity	32,156	31,908	30,712	28,942	30,563

	Years Ended
	December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)

Selected Operating Data:
Interest and dividend income	$12,810	$11,876	$11,174	$9,645	$9,045
Interest expense	2,468	1,726	1,448	1,172	1,688
Net interest and dividend income	10,342	10,150	9,726	8,473	7,357
Provision for loan losses	194	200	98	708	200
Net interest and dividend income, after provision for loan losses	10,148	9,950	9,628	7,765	7,157
Non-interest income	1,005	1,189	1,074	1,703	2,013
Non-interest expense	10,542	8,690	8,373	8,313	7,663
Income before income taxes	611	2,449	2,329	1,155	1,507
Income tax provision	417	931	850	420	559
Net income	$194	$1,518	$1,479	$735	$948

Net income per share: Basic	$0.11	$0.87	$0.85	$0.41	$0.51
Net income per share: Diluted	$0.11	$0.86	$0.85	$0.41	$0.51

Dividends declared per share	$0.20	$0.19	$0.17	$0.16	$—

	At or For the Years
	Ended December 31,
	2016	2015	2014	2013	2012

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.06%	0.55%	0.56%	0.32%	0.46%
Return on stockholders' equity (ratio of net income to average stockholders' equity)	0.62%	5.00%	5.06%	2.46%	3.80%
Interest rate spread (1)	3.30%	3.60%	3.65%	3.72%	3.57%
Net interest margin (2)	3.46%	3.76%	3.78%	3.85%	3.75%
Efficiency ratio (3)	92.91%	76.63%	77.53%	81.69%	81.79%
Non-interest expense to average total assets	3.46%	3.12%	3.14%	3.63%	3.73%
Average interest-earning assets to average interest-bearing liabilities	123.31%	124.42%	123.02%	125.90%	121.35%
Dividend payout ratio	179.55%	21.51%	19.71%	39.02%	N/A

Asset Quality Ratios:
Non-performing assets to total assets	0.30%	0.26%	0.35%	0.15%	1.60%
Non-performing loans to total loans	0.34%	0.30%	0.41%	0.18%	1.75%
Allowance for loan losses to non-performing loans	273.35%	310.31%	233.89%	600.50%	56.06%
Allowance for loan losses to total loans	0.93%	0.94%	0.96%	1.06%	0.98%

Capital Ratios:
Stockholders’ equity to total assets at end of period	10.09%	10.76%	11.33%	11.00%	14.44%
Total capital to risk-weighted assets (4)	13.50%	14.30%	14.30%	14.30%	17.90%
Tier 1 capital to risk-weighted assets (4)	12.40%	13.20%	13.20%	13.10%	16.70%
Common equity tier 1 capital to risk-weighted assets (4)	12.40%	13.20%	N/A	N/A	N/A

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

Net income for the year ended December 31, 2016 was $194,000, which was $1.3 million, or 87.2%, lower than net income for 2015. The decrease in net income was primarily due to a $1.9 million, or 21.3% increase in non-interest expense and a $184,000 decrease in non-interest income, partially offset by an increase in net interest and dividend income of $192,000. The increase in non-interest expense was primarily due to salaries and benefits expense, reflecting the costs associated with an increase in commercial lending support and regulatory compliance staff, professional fees reflecting the expense associated with enhancements to our regulatory compliance staff and compliance programs, as well as merger related expenses, a portion of which the majority were not tax deductible for income tax purposes.

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

On October 5, 2016, Salem Five Bancorp, a Massachusetts mutual holding company, Bright Star, Inc., a Maryland corporation and wholly-owned subsidiary of Salem Five Bancorp, and the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Bright Star, Inc. will merge with and into the Company (the “Merger”).  Consummation of the Merger is subject to certain conditions and is expected to occur in the second quarter of 2017.  Immediately following this, the Bank will merge with and into Salem Five Bancorp’s wholly-owned subsidiary, Salem Five Cents Savings Bank (“Salem Five Bank”).  Immediately following the merger of the two banks, the Company will dissolve and liquidate into Salem Five Bancorp.

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

Highlights of our business strategy are as follows:

•

Continuing to emphasize the origination of commercial loans. In recent years, we have diversified our lending activities by increasing our origination of commercial and multi-family real estate loans, residential one- to four-family investment property loans and commercial business loans. We recently added depth to our commercial loan department that now includes four commercial loan officers, a credit manager, three credit analysts, two commercial loan assistants, and two commercial loan servicing representatives. We intend to focus on the origination of more permanent, longer term loans that will help us establish more profitable relationships with our borrowers and grow our core deposit base. However, originating more one- to four-family investment property, multi-family, commercial real estate and commercial business loans exposes us to increased risks.

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

•

Maintaining strong asset quality through conservative underwriting and aggressive monitoring of our assets. We have emphasized maintaining strong asset quality by following conservative underwriting criteria, and primarily originating loans secured by real estate, and when appropriate, guaranteed by state or government programs like the U.S. Small Business Administration. In the current economic environment, we intend to continue to aggressively monitor our loan portfolio.

We use an outside loan review firm to review a majority of our commercial loan portfolio on an annual basis. This review provides management with an objective third-party analysis of the quality of our commercial loan portfolio. In addition, we conduct periodic reviews of individual commercial credits and meet periodically, in person and at their place of business, with our commercial customers in order to stay abreast of any and all issues that may affect the quality of the credit relationship. We have also conducted multiple reviews of our home equity line of credit portfolio to determine the effect of the housing market on the quality of this portion of our loan portfolio. We plan to continue this practice annually.  We will continue to emphasize strong asset quality as we further diversify our loan portfolio. Our ratio of non-performing assets to total assets was 0.30% at December 31, 2016 and 0.26% at December 31, 2015.

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

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For such loans that are classified as impaired, an allowance for loan losses is established when the discounted cash flows or the fair value of the existing collateral (less cost to sell) of the impaired loan are lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses.

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

Comparison of Financial Condition at December 31, 2016 and 2015

Total assets increased $22.1 million, or 7.5%, to $318.6 million at December 31, 2016 from $296.5 million at December 31, 2015. The increase resulted primarily from increases in commercial loans, construction loans and residential mortgage loans.

Cash and cash equivalents decreased $1.6 million, or 21.0% to $6.1 million at December 31, 2016 from $7.8 million at December 31, 2015. The decrease in cash and cash equivalents resulted primarily from a decrease in overnight investments, which were used to fund loan demand.

Our securities portfolio, excluding Federal Home Loan Bank (“FHLB”) and Bankers’ Bank Northeast (“BBN”) stock, increased $135,000, or 0.6%, to $22.3 million at December 31, 2016.

Net loans (excluding loans held for sale) increased $23.4 million, or 9.2%, to $277.4 million at December 31, 2016 from $254.0 million at December 31, 2015, due primarily to increases in commercial real estate loans, non-residential construction loans, commercial business loans and residential mortgage loans, partially offset by a decrease in home equity loans and lines of credit. Residential mortgage loans increased $3.7 million, or 4.3%, to $90.2 million at December 31, 2016 from $86.5 million at December 31, 2015. Home equity loans and lines of credit decreased $2.4 million, or 13.1%, to $15.9 million at December 31, 2016 from $18.3 million at December 31, 2015. Our primary emphasis continues to be the origination of commercial loans. Despite the current competitive market, we have decided to maintain our historically high underwriting standards instead of relaxing these standards, and we have not reduced loan rates below levels at which we could not operate profitably. Commercial loans collateralized by one- to four-family investment properties decreased $2.2 million, or 14.2%, to $13.1 million at December 31, 2016 from $15.3 million at December 31, 2015.  Commercial real estate loans increased $16.4 million, or 24.5%, to $83.6 million at December 31, 2016 from $67.2 million at December 31, 2015. Commercial business loans increased $3.1 million, or 17.8%, to $20.7 million at December 31, 2016 from $17.5 million at December 31, 2015. One- to four-family construction loans decreased $368,000, or 2.8%, to $12.6 million at December 31, 2016 from $13.0 million at December 31, 2015. Multi-family construction loans increased $4.2 million, or 285.3%, to $5.7 million at December 31, 2016 from $1.5 million at December 31, 2015. Non-residential construction loans increased $905,000, or 15.3%, to $6.8 million at December 31, 2016 from $5.9 million at December 31, 2015. The majority of our construction loans remain collateralized by residential real estate (71.1% at December 31, 2016 and 70.7% at December 31, 2015).

Deposits increased $32.8 million, or 15.8%, to $240.5 million at December 31, 2016 from $207.7 million at December 31, 2015. The increase was primarily due to increases in certificates of deposit, money market deposits, demand deposits and NOW accounts. Demand deposits increased $3.1 million, or 11.0%.  NOW accounts increased $2.8 million, or 9.2%. Money market deposits increased $4.6 million, or 7.5%. The increases in demand deposits, NOW accounts and money market deposits resulted from business and consumer deposit products established in 2015, which reflects our continued strategic focus on generating lower-costing deposits. Certificates of deposit increased $21.2 million, or 29.3%, reflecting a $28.0 million, or 70.0% increase in retail certificates of deposit, a $498,000, or 17.6%, increase in brokered certificate accounts and a $7.3 million, or 24.8%, decrease in funds gathered through the use of a listing service. The increase in retail certificates of deposit was achieved primarily through the use of promotional rates in an effort to reduce our loan to deposit ratio. The weighted average rate and maturity term of listing service certificates of deposit at December 31, 2016 was 1.39% and 40.2 months, respectively, compared to 1.31% and 38.7 months, respectively, at December 31, 2015.

Total FHLB advances decreased $8.8 million, or 17.3%, to $41.9 million at December 31, 2016 compared to $50.6 million at December 31, 2015. Short-term FHLB advances totaled $17.5 million with an original maturity of nine-months or less, compared to $23.5 million at December 31, 2015. Long-term FHLB advances totaled $24.6 million with an original maturity of greater than nine-months, compared to $27.1 million at December 31, 2015.

Stockholders’ equity increased $248,000, or 0.8%, to $32.2 million at December 31, 2016. The increase resulted primarily from the net increase in additional paid in capital (“APIC”) and $562,000 related to equity benefit plans and net income of $194,000, partially offset by $87,000 in other comprehensive loss, the cost of  shares repurchased to pay the tax liability for vesting restricted shares and by dividend payments. There were 3,818 shares repurchased at an average price of $19.40 totaling $74,000 during the year ended December 31, 2016. Dividend payments totaled $347,000 for the year ended December 31, 2016. Other comprehensive loss of $87,000 reflects the change in net unrealized gains/losses on securities available for sale, net of taxes, from a net unrealized gain of $45,000 at December 31, 2015 to a net unrealized loss of $42,000 at December 31, 2016. The decrease in unrealized gains on securities available for sale was attributable to changes in market interest rates.

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015

General. Net income decreased $1.3 million, or 87.2%, to $194,000 for the year ended December 31, 2016 from $1.5 million for the year ended December 31, 2015. The decrease in net income was primarily due to a $1.9 million, or 21.3% increase in non-interest expense and a $184,000 decrease in non-interest income, partially offset by an increase in net interest and dividend income of $192,000.

Interest and Dividend Income. Interest and dividend income increased $934,000, or 7.9%, to $12.8 million for the year ended December 31, 2016, primarily due to an increase in interest income on loans. Interest income on loans increased $909,000, or 8.0%, to $12.2 million for the year ended December 31, 2016, due to a $25.2 million, or 10.5%, increase in the average balance of loans, partially offset by an 11 basis point decrease in yield to 4.58% for the year ended December 31, 2016 from 4.69% for the year ended December 31, 2015.

Interest and dividend income on investment securities increased $14,000, or 2.4% to $590,000 for the year ended December 31, 2016, due to a $1.1 million, or 4.8%, increase in the average balance of investment securities for the year ended December 31, 2016, partially offset by a five basis point decrease in yield to 2.37% for the year ended December 31, 2016 from 2.42% for the year ended December 31, 2015. Interest income on short-term investment securities increased $11,000, or 137.5%, to $19,000 for the year ended December 31, 2016, primarily due to a 23 basis point increase in yield to 0.39% for the year ended December 31, 2016 from 0.16% for the year ended December 31, 2015, partially offset by a $171,000, or 3.4%, decrease in the average balance of short-term investments.

Interest Expense. Interest expense increased $742,000, or 43.0%, to $2.5 million for the year ended December 31, 2016 from $1.7 million for the year ended December 31, 2015. We experienced an increase in interest expense on deposits and a decrease in interest expense on FHLB advances. Interest expense on deposits increased $795,000, or 73.7%, to $1.9 million for the year ended December 31, 2016 from $1.1 million for the year ended December 31, 2015, due to an increase in rates we paid on interest-bearing deposits, as well as an increase in the average balance of deposits.  The increase in interest expense on deposits was primarily related to certificates of deposit, as promotional rates were offered during most of the first quarter of 2016.  The average rate we paid on interest-bearing deposits increased to 0.92% for the year ended December 31, 2016 compared to 0.65% for the year ended December 31, 2015. The average balance of interest-bearing deposits increased $36.6 million, or 22.0%, to $203.2 million for the year ended December 31, 2016 from $166.6 million for the year ended December 31, 2015.

Interest expense on FHLB advances decreased $53,000, or 8.2%, to $594,000 for the year ended December 31, 2016 from $647,000 for the year ended December 31, 2015. The decrease was primarily due to a $13.4 million, or 26.8%, decrease in the average balance of FHLB advances to $36.8 million for the year ended December 31, 2016 from $50.2 million for the year ended December 31, 2015, partially offset by a 32 basis point increase in the average rate we paid on FHLB advances to 1.61% for the year ended December 31, 2016 compared to 1.29% for the year ended December 31, 2015

Net Interest and Dividend Income. Net interest and dividend income increased $192,000, or 1.9%, to $10.3 million for the year ended December 31, 2016. The increase in net interest income was primarily the result of a $2.9 million, or 5.6%, increase in net average interest-earning assets to $55.9 million for the year ended December 31, 2016, from $53.0 million for 2015, partially offset by a 27 basis point decrease in net interest margin to 3.49% for the year ended December 31, 2016, from 3.76% for the year ended December 31, 2015. Our net interest margin may compress in the future due to competitive pricing in our market area and increases in interest rates.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we recorded a $194,000 provision for loan losses for the year ended December 31, 2016, as compared to a $200,000 provision for loan losses for the year ended December 31, 2015. We recorded $3,000 in loan charge-offs and $6,000 in loan recoveries during the year ended December 31, 2016 compared to $26,000 in loan charge-offs and $5,000 in loan recoveries during the year ended December 31, 2015. The allowance for loan losses was $2.6 million, or 0.93% of total loans and 273.35% of non-performing loans, at December 31, 2016, compared to an allowance for loan losses of $2.4 million, or 0.94% of total loans and 310.31% of non-performing loans, at December 31, 2015. See Note 6 of the Notes to the Consolidated Financial Statements for additional information.

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

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at December 31, 2016 and 2015. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provisions for loan losses. In addition, the OCC, as an integral part of its examination process, will periodically review our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance, based on its judgments about information available to it at the time of its examination.

Non-interest Income.  Non-interest income decreased $184,000, or 15.5%, to $1.0 million for the year ended December 31, 2016 from $1.2 million for the year ended December 31, 2015, primarily due to an decrease in the gain on sale of SBA loans, the gain on sale of securities and customer service fees, partially offset by an increase in mortgage banking income. The Company had one SBA loan sale with a related gain of $15,000 for the year ended December 31, 2016, compared to five SBA loan sales totaling $116,000, reflecting the Company’s primary focus on other market opportunities in 2016. The Company did not sell any securities during the year ended December 31, 2016, compared to the sale of three mortgage backed securities at a $60,000 net gain on the sale of securities during the year ended December 31, 2015. Income from customer service fees decreased $42,000, or 5.7%, to $689,000 for the year ended December 31, 2016 from $731,000 for the year ended December 31, 2015. The decrease was primarily from the Company’s retail customer base. Mortgage banking income increased $12,000, or 8.4%, to $155,000 for the year ended December 31, 2016 from $143,000 for the year ended December 31, 2015 primarily due to a higher level of mortgage loan activity.

Non-interest Expense. Non-interest expense increased $1.9 million, or 21.3%, to $10.5 million for the year ended December 31, 2016 from $8.7 million for the year ended December 31, 2015. Salaries and benefits expense increased $793,000, or 16.3%, primarily due to the costs associated with an increase in commercial lending support and regulatory compliance staff. Expenses associated with our announced merger with Salem Five totaled $499,000 during the year ended December 31, 2016, of which $490,000 were not deductible for income tax purposes. Professional fees increased $358,000, or 67.5%, primarily due to the expenses associated with enhancements to our regulatory compliance staff and compliance programs. Other general and administrative expenses increased $141,000, or 14.9%, due primarily to recruitment fees associated with the commercial lending staff and costs associated with XBRL.

Income Tax Expense. The income before income taxes of $611,000 resulted in income tax expense of $417,000 for the year ended December 31, 2016, compared to income before income taxes of $2.4 million in 2015, resulting in an income tax expense of $931,000 for the year ended December 31, 2015. The effective income tax rate was 68.2% for the year ended December 31, 2016 compared to 38.0% for the year ended December 31, 2015. The increase in the effective tax rate was primarily due to $490,000 of merger related expenses that were not deductible for income tax purposes. See Note 10 of the Notes to the consolidated financial statements for additional information.

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

	Year Ended December 31,
	2016			2015			2014
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$266,183	$12,201	4.58%	$240,984	$11,292	4.69%	$230,385	$10,592	4.60%
Investment securities (1)	24,924	629	2.52%	23,773	606	2.55%	23,306	606	2.60%
Short-term investments	4,849	19	0.39%	5,020	8	0.16%	3,524	6	0.17%
Total interest-earning assets	295,956	12,849	4.34%	269,777	11,906	4.41%	257,215	11,204	4.36%
Non-interest-earning assets	8,879	—		8,329	—		9,127	—
Total assets	$304,835	12,849		$278,106	11,906		$266,342	11,204

Interest-bearing liabilities:
Savings deposits	$16,231	3	0.02%	$15,023	3	0.02%	$14,177	3	0.02%
NOW accounts	32,223	92	0.29%	30,779	83	0.27%	29,887	56	0.19%
Money market accounts	62,884	368	0.59%	59,601	274	0.46%	47,591	105	0.22%
Certificates of deposit	91,888	1,411	1.54%	61,197	719	1.17%	63,430	674	1.06%
Total interest-bearing deposits	203,226	1,874	0.92%	166,600	1,079	0.65%	155,085	838	0.54%
FHLB advances	36,785	594	1.61%	50,222	647	1.29%	53,992	610	1.13%
Total interest-bearing liabilities	240,011	2,468	1.03%	216,822	1,726	0.80%	209,077	1,448	0.69%
Non-interest-bearing liabilities:
Demand deposits	30,148			27,600			25,002
Other non-interest-bearing liabilities	3,607			3,299			3,051
Total liabilities	273,766			247,721			237,130
Stockholders’ equity	31,069			30,385			29,212
Total liabilities and stockholders’ equity	$304,835			$278,106			$266,342
Net interest-earning assets (3)	$55,945			$52,955			$48,138
Fully tax-equivalent net interest income		10,381			10,180			9,756

Less: tax-equivalent adjustments		(39)			(30)			(30)
Net interest income		$10,342			$10,150			$9,726
Net interest rate spread (1)(4)			3.31%			3.61%			3.67%
Net interest margin (1)(5)			3.51%			3.77%			3.79%
Average of interest-earning assets to interest-bearing liabilities			123.31%			124.42%			123.02%

(1)

For the years ended December 31, 2016, 2015 and 2014, interest and yield on investment securities, interest rate spread and net interest margin, are presented on a tax-equivalent basis using a tax rate of 34%. Tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of income. For the years ended December 31, 2016, 2015 and 2014, the yield on investment securities before tax-equivalent adjustments was 2.37%,  2.42% and 2.47%, respectively, and the yield on total interest-earning assets was 4.33%, 4.40% and 4.34%, respectively. Net interest rate spread before tax-equivalent adjustments for the years ended December 31, 2016, 2015 and 2014 was 3.30%, 3.60% and 3.65%, respectively, while net interest margin before tax-equivalent adjustments was 3.49%, 3.76% and 3.78%, respectively.

(2)	Includes loans held for sale.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest rate spread represents the difference between the yield on average interest-earnings assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31,
	2016 vs.2015			2015 vs.2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$1,181	$(272)	$909	$487	$213	$700
Investment securities (1)	29	(6)	23	12	(12)	—
Short-term investments	—	11	11	3	(1)	2

Total interest-earning assets	1,210	(267)	943	502	200	702

Interest-bearing liabilities:
Savings deposits	—	—	—	—	—	—
NOW accounts	4	5	9	2	25	27
Money market accounts	15	79	94	26	143	169
Certificates of deposit	361	331	692	(24)	69	45

Total interest-bearing deposits	380	415	795	4	237	241

FHLB advances	(173)	120	(53)	(43)	80	37

Total interest-bearing liabilities	207	535	742	(39)	317	278

Change in net interest income	$1,003	$(802)	$201	$541	$(117)	$424

(1)

Municipal securities income and net interest income are presented on a tax-equivalent basis using a tax rate of 34% resulting in an adjustment of $39,000 for the year ended December 31, 2016 and $30,000 for the years ended December 31, 2015 and 2014.

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

Net Interest Income Simulation. Interest rate risk can result from timing differences in the maturity/repricing of an institution’s assets, liabilities and off-balance sheet contracts; the effect of embedded options, such as call or convertible options, loan prepayments, interest rate caps, and deposit withdrawals; unexpected shifts of the yield curve that affect both the slope and shape of the yield curve and differences in the behavior of lending and funding rates, sometimes referred to as basis risk. Given the potential types and differing related characteristics of interest rate risk, it is important that we maintain an appropriate process and set of measurement tools, which enables us to identify and quantify our sources of interest rate risk. Our primary tool in measuring interest rate risk in this manner is an income simulation model. This model measures the net interest income at risk under various interest rate scenarios. At December 31, 2016 and 2015, net interest income was measured assuming market interest rates remain unchanged, where rates increased 300 basis points and where rates decreased 100 basis points from current market rates over a one-year time horizon. The changes in net interest income due to changes in market interest rates reflect the rate sensitivity of our interest-bearing assets and liabilities.

The following table presents the estimated changes in net interest income of Georgetown Bank, calculated on a bank-only basis that would result from changes in market interest rates over twelve-month periods beginning December 31, 2016 and 2015:

	At December 31,
Changes in	2016		2015
Interest Rates	Net Interest		Net Interest
(Basis Points)	Income	% Change	Income	% Change
	(Dollars in thousands)

300	$9,855	(7.0)%	$9,659	(5.3)%
0	$10,593	—	$10,195	—
(100)	$10,460	(1.3)%	$10,070	(1.2)%

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2016, cash and cash equivalents totaled $6.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $19.8 million at December 31, 2016. In addition, at December 31, 2016, we had the ability to borrow a total of approximately $89.3 million from the FHLB. On that date, we had $41.9 million in advances outstanding.

We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB.

At December 31, 2016 and 2015, we had $7.9 million and $16.3 million in commitments to originate loans outstanding, respectively. In addition to commitments to originate loans, at December 31, 2016 and 2015, we had $50.3 million and $41.6 million in unadvanced funds to borrowers, respectively. We also had $227,000 and $62,000 in outstanding letters of credit at December 31, 2016 and 2015, respectively.

 Certificates of deposit due within one year of December 31, 2016 totaled $35.6 million, or 14.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit at December 31, 2016. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the year ended December 31, 2016, we originated $84.8 million of loans, including $83.9 million of loans to be held in our portfolio, purchased $20.2 million in residential loans and purchased $7.1 million of securities. During the year ended December 31, 2015, we originated $81.1 million of loans, including $79.7 million of loans to be held in our portfolio, purchased $12.3 million in residential loans and purchased $3.1 million of securities.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in total deposits of $32.8 million and $25.4 million for the years ended December 31, 2016 and 2015, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. FHLB advances reflected a net decrease of $8.7 million and $4.0 million during the years ended December 31, 2016 and 2015, respectively. FHLB advances have primarily been used to fund loan demand and purchase securities during periods of lower liquidity.

Capital

Georgetown Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2016, Georgetown Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 11 of the Notes to the Consolidated Financial Statements for additional information.

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

To the Board of Directors and Stockholders

Georgetown Bancorp, Inc.

Georgetown, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Georgetown Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgetown Bancorp, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18 to the consolidated financial statements, the Company entered into an Agreement and Plan of Merger on October 5, 2016 whereby the Company will merge with and into another financial institution.  Our opinion is not modified with respect to this matter.

/s/ Baker Newman & Noyes LLC
Peabody, Massachusetts
March 30, 2017

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

At December 31, 2016 and 2015

	December 31,
	2016	2015
	(In thousands, except share data)

ASSETS

Cash and due from banks	$2,945	$1,927
Short-term investments	3,184	5,831
Total cash and cash equivalents	6,129	7,758

Securities available for sale, at fair value	19,772	19,028
Securities held to maturity, at amortized cost (fair value of $2,490 at December 31, 2016 and $3,128 at December 31, 2015)	2,503	3,112
Federal Home Loan Bank stock, at cost	2,341	2,933
Bankers Bank Northeast stock, at cost	60	60
Loans held for sale	271	—
Loans, net of allowance for loan losses of $2,605 at December 31, 2016 and $2,408 at December 31, 2015	277,371	253,983
Premises and equipment, net	4,133	3,837
Accrued interest receivable	816	799
Bank-owned life insurance	3,206	3,101
Other assets	2,030	1,891

Total assets	$318,632	$296,502

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$240,508	$207,726
Short-term Federal Home Loan Bank advances	17,250	23,500
Long-term Federal Home Loan Bank advances	24,600	27,100
Mortgagors’ escrow accounts	1,633	1,386
Due to broker for investment purchase	—	2,505
Accrued expenses and other liabilities	2,485	2,377
Total liabilities	286,476	264,594

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share: 50,000,000 shares authorized at December 31, 2016 and December 31, 2015; none outstanding	—	—
Common stock, $0.01 par value per share: 100,000,000 shares authorized, 1,840,920 shares issued at December 31, 2016 and 1,828,238 shares issued at December 31, 2015	18	18
Additional paid-in capital	19,871	19,402
Retained earnings	13,635	13,788
Accumulated other comprehensive (loss) income	(41)	46
Unearned compensation - ESOP (72,405 shares unallocated at December 31, 2016 and 79,645 shares unallocated at December 31, 2015)	(753)	(835)
Unearned compensation - Restricted stock (46,449 shares non-vested at December 31, 2016 and 44,866 shares non-vested at December 31, 2015)	(574)	(511)
Total stockholders’ equity	32,156	31,908

Total liabilities and stockholders’ equity	$318,632	$296,502

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2016 and 2015

	2016	2015
	(In thousands, except share data)

Interest and dividend income:
Loans, including fees	$12,201	$11,292
Securities	590	576
Short-term investments	19	8
Total interest and dividend income	12,810	11,876

Interest expense:
Deposits	1,874	1,079
Short-term Federal Home Loan Bank advances	56	55
Long-term Federal Home Loan Bank advances	538	592
Total interest expense	2,468	1,726

Net interest and dividend income	10,342	10,150
Provision for loan losses	194	200
Net interest and dividend income, after provision for loan losses	10,148	9,950

Non-interest income:
Customer service fees	689	731
Mortgage banking income, net	155	143
Gain on sale of SBA loans	15	116
Income from bank-owned life insurance	105	102
Net gain on sale of securities	—	60
Other	41	37
Total non-interest income	1,005	1,189

Non-interest expenses:
Salaries and employee benefits	5,667	4,874
Occupancy and equipment expenses	1,031	1,055
Data processing expenses	687	623
Professional fees	888	530
Merger related expenses	499	—
Advertising expenses	354	373
FDIC insurance	189	165
ATM service charge expenses	142	126
Other general and administrative expenses	1,085	944
Total non-interest expenses	10,542	8,690

Income before income taxes	611	2,449

Income tax provision	417	931

Net income	$194	$1,518

Weighted-average number of common shares outstanding:
Basic	1,762,778	1,748,093
Diluted	1,779,672	1,756,819

Net income per share:
Basic	$0.11	$0.87
Diluted	$0.11	$0.86

Dividends paid per share	$0.1975	$0.185

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2016 and 2015

	2016	2015
	(In thousands)

Net income	$194	$1,518

Net unrealized loss on securities available for sale	(137)	(128)
Reclassification adjustment for gain realized in income (1)	—	(21)
Net unrealized loss on securities available for sale	(137)	(149)
Income tax benefit	50	52
Other comprehensive loss, net of tax	(87)	(97)

Comprehensive income	$107	$1,421

See accompanying notes to consolidated financial statements.

(1) Amounts are included in net gain on sale of securities in the Consolidated Statements of Income.  Provision for income tax associated with the reclassification adjustment for the year ended December 31, 2015 was $7,000 and is included in the income tax provision in the Consolidated Statements of Income.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2016 and 2015

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation-	Compensation-
	Stock	Capital	Earnings	(Loss) Income	ESOP	Restricted Stock	Total
	(In thousands)

Balance at December 31, 2014	$18	$19,245	$12,593	$143	$(918)	$(369)	$30,712

Net income	—	—	1,518	—	—	—	1,518
Other comprehensive loss	—	—	—	(97)	—	—	(97)
Cash dividends paid ($0.185 per share)	—	—	(323)	—	—	—	(323)
Repurchased stock related to buyback program (17,000 shares)	—	(315)	—	—	—	—	(315)
Common stock held by ESOP allocated or committed to be allocated (7,241 shares)	—	49	—	—	83	—	132
Restricted stock granted in connection with equity incentive plan (20,000 shares)	—	351	—	—	—	(351)	—
Purchased stock related to vested restricted stock (3,091 shares)	—	(54)	—	—	—	—	(54)
Exercise of stock options (1,198 shares)	—	11	—	—	—	—	11
Share based compensation - options	—	90	—	—	—	—	90
Share based compensation - restricted stock	—	—	—	—	—	209	209
Excess tax benefit from share-based compensation	—	25	—	—	—	—	25

Balance at December 31, 2015	$18	$19,402	$13,788	$46	$(835)	$(511)	$31,908

Net income	—	—	194	—	—	—	194
Other comprehensive loss	—	—	—	(87)	—	—	(87)
Cash dividends paid ($0.1975 per share)	—	—	(347)	—	—	—	(347)
Common stock held by ESOP allocated or committed to be allocated (7,240 shares)	—	73	—	—	82	—	155
Restricted stock granted in connection with equity incentive plan (16,500 shares)	—	320	—	—	—	(320)	—
Purchased stock related to vested restricted stock (3,818 shares)	—	(74)	—	—	—	—	(74)
Share based compensation - options	—	124	—	—	—	—	124
Share based compensation - restricted stock	—	—	—	—	—	257	257
Excess tax benefit from share-based compensation	—	26	—	—	—	—	26

Balance at December 31, 2016	$18	$19,871	$13,635	$(41)	$(753)	$(574)	$32,156

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016 and 2015

	2016	2015
	(In thousands)

Cash flows from operating activities:
Net income	$194	$1,518
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	194	200
Amortization of securities, net	147	128
Net change in deferred loan fees and costs	(107)	2
Depreciation and amortization expense	422	385
Increase in accrued interest receivable	(17)	(47)
Income from bank-owned life insurance	(105)	(102)
Stock-based compensation expense	536	431
Excess tax benefit on share-based compensation	(26)	(25)
Gain on sale of loans	(23)	(153)
Loans originated for sale	(911)	(2,964)
Proceeds from sales of loans	663	4,107
Gain on sale of securities available for sale	—	(21)
Gain on sale of securities held to maturity	—	(39)
Net change in other assets and liabilities	45	1,382
Net cash provided by operating activities	1,012	4,802

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	3,538	2,580
Purchases	(4,561)	(2,544)
Proceeds from sale of securities	—	204
Activity in securities held to maturity:
Maturities, prepayments and calls	593	181
Purchases	(2,494)	(573)
Proceeds from sale of securities	—	663
Purchase of Federal Home Loan Bank stock	(330)	(26)
Redemption of Federal Home Loan Bank stock	922	—
Purchase of Bankers Bank Northeast stock	—	(60)
Loan originations, net	(3,229)	(10,542)
Principal balance of loans purchased	(20,246)	(12,350)
Purchase of premises and equipment	(718)	(480)
Proceeds from sale of premises and equipment	—	77
Net cash used by investing activities	(26,525)	(22,870)

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

Years Ended December 31,  and 2015

	2016	2015
	(In thousands)

Cash flows from financing activities:
Net change in deposits	32,782	25,372
Net change in Federal Home Loan Bank advances with maturities of three months or less	(6,750)	(6,500)
Proceeds from Federal Home Loan Bank advances with maturities greater than three months	3,500	5,000
Repayments of Federal Home Loan Bank advances with maturities greater than three months	(5,500)	(2,500)
Net change in mortgagors’ escrow accounts	247	192
Repurchase of common stock	(74)	(369)
Cash dividends paid on common stock	(347)	(323)
Exercise of stock options	—	11
Excess tax benefit on share-based compensation	26	25
Net cash provided by financing activities	23,884	20,908

Net change in cash and cash equivalents	(1,629)	2,840

Cash and cash equivalents at beginning of period	7,758	4,918

Cash and cash equivalents at end of period	$6,129	$7,758

Supplementary information:
Interest paid on deposit accounts	$1,868	$1,076
Interest paid on advances	601	643
Income taxes paid	647	1,266
Change in due to broker for investment purchases	(2,505)	2,505

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

1. CORPORATE STRUCTURE

Georgetown Bancorp, Inc. (the “Company”) completed a “second step” conversion to a fully public stock holding company on July 11, 2012. Georgetown Bank (the “Bank”) is a wholly owned subsidiary of the Company. Georgetown Securities Corporation, established in 1995 as a Massachusetts securities corporation for the purpose of buying, selling and holding securities on its own behalf, is a wholly owned subsidiary of the Bank.

On October 5, 2016, Salem Five Bancorp, a Massachusetts mutual holding company, Bright Star, Inc., a Maryland corporation and wholly-owned subsidiary of Salem Five Bancorp, and the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Bright Star, Inc. will merge with and into the Company.  Consummation of the merger is subject to certain conditions and is expected to occur in the second quarter of 2017.  Immediately following this, the Bank will merge with and into Salem Five Bancorp’s wholly-owned subsidiary, Salem Five Cents Savings Bank (“Salem Five Bank”).  Immediately following the merger of the two banks, the Company shall dissolve and liquidate into Salem Five Bancorp.  Included in these consolidated financial statements is $499,000 or merger related expenses, $490,000 of which were not deductible for income tax purposes.  See Note 18 of the Notes to the Consolidated Financial Statements for additional information.

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

Reclassifications

Certain amounts in the 2015 consolidated financial statements have been reclassified to conform to the 2016 presentation.

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

For debt securities, OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income (loss), net of applicable taxes.

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

The allowance for loan losses consists of specific, general and unallocated components.  The specific component relates to loans that are classified as impaired.  For such loans that are classified as impaired, an allowance for loan losses is established when the discounted cash flows or the fair value of the existing collateral (less cost to sell) of the impaired loan are lower than the carrying value of that loan.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses.

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

Other real estate owned and in-substance foreclosures

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with Accounting Standards Codification (“ASC”) 310-40, “Receivables - Troubled Debt Restructurings by Creditors.”  These properties are initially carried at the estimated fair value less estimated costs to sell at the date of foreclosure or transfer, establishing a new cost basis. Subsequent to foreclosure or transfer, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount of fair value less estimated costs to sell.  Any writedown from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses.  Expenses incurred in connection with maintaining these assets, subsequent writedowns and gains or losses recognized upon sale are included in other expense.

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

Loan Servicing

The Bank services mortgage loans for others.  Mortgage servicing assets are initially recognized at fair value, as separate assets when rights are acquired through purchase or through sale of financial assets.  Initial fair value is determined using prices for similar assets with similar characteristics. Capitalized servicing rights are reported in other assets and are amortized into loan servicing fee income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Impairment is determined by stratifying rights by predominant risk characteristics, such as interest rates and terms.  Fair value is based on a quarterly, third-party valuation model that calculates the present value of estimated future net servicing income.  Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.  Changes in the valuation allowance are reported in mortgage banking income, net.

Derivative financial instruments

Derivative financial instruments are recognized as assets and liabilities on the consolidated balance sheets and measured at fair value.

Derivative Loan Commitments

Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheets in other assets and other liabilities with changes in their fair values recorded in mortgage banking income, net. Fair value is determined using secondary market pricing, including expected normal servicing rights. In estimating fair value, the Bank assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Bank utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the value of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments.  Generally, the Bank’s best efforts contracts meet the definition of derivative instruments when the loans to the underlying borrowers close and are accounted for as derivative instruments at that time.  Accordingly, forward loan sale commitments are recognized at fair value on the consolidated balance sheets in other assets and other liabilities with changes in their fair values recorded in mortgage banking income, net.

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

Premise and equipment are periodically evaluated for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable.  Impairment exists when the expected undiscounted future cash flows of premises and equipment are less than its carrying amount.  In that event, the Company records a loss for the difference between the carrying amount and the fair value of the asset based on quoted market prices, if applicable, or a discounted cash flow analysis.

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

Income taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.  Interest and penalties, if any, are recorded in income tax provision.

Income tax benefits related to stock compensation in excess of grant date fair value less any proceeds on exercise are recognized as an increase to additional paid-in capital upon vesting or exercising and delivery of the stock. Any income tax effects related to stock compensation that are less than grant date fair value less any proceeds on exercise would be recognized as a reduction of additional paid in capital to the extent of previously recognized income tax benefits and then through income tax provision for the remaining amount.

Advertising costs

Advertising costs are expensed when incurred.

Employee Stock Ownership Plan (ESOP)

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

Share-based Compensation Plans

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

Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2016	2015

Net income available to common stockholders	$194,000	$1,518,000

Basic common shares:
Weighted average shares outstanding	1,792,853	1,787,909
Less: Weighted average unallocated ESOP shares	(76,296)	(83,535)
Add: Weighted average unvested restricted stock shares with non-forfeitable dividend rights	46,221	43,719
Basic weighted average common shares outstanding	1,762,778	1,748,093

Dilutive potential common shares	16,894	8,726

Diluted weighted average common shares outstanding	1,779,672	1,756,819

Basic earnings per share	$0.11	$0.87

Diluted earnings per share	$0.11	$0.86

Options to purchase 122,775 shares, representing all outstanding options, were included in the computation of diluted earnings per share for the year ended December 31, 2016. Options to purchase 89,725 shares, representing all outstanding options, were included in the computation of diluted earnings per share for the year ended December 31, 2015.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Under this ASU, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The guidance will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified) and permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is currently evaluating the provisions of ASU 2016-09 to determine the potential impact the new standard will have on its consolidated financial statements.

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

3. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances of cash on hand or with the Federal Reserve Bank.  At December 31, 2016 and 2015, these reserve balances amounted to $1,413,000 and $1,373,000, respectively.

4. SHORT-TERM INVESTMENTS

A summary of short-term investments, included in cash and cash equivalents, is as follows:

	At December 31,
	2016	2015
	(In thousands)

FHLB Ideal Way	$1,181	$3,566
Federal Reserve	1,003	1,191
Federal funds sold	1,000	1,074

Total short-term investments	$3,184	$5,831

5. SECURITIES

A summary of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At December 31, 2016

Securities available for sale

State and municipal	$2,362	$27	$(4)	$2,385

Residential mortgage-backed securities	17,472	57	(142)	17,387

Total securities available for sale	$19,834	$84	$(146)	$19,772

Securities held to maturity

State and municipal	$570	$—	$(5)	$565

Residential mortgage-backed securities	1,933	3	(11)	1,925

Total securities held to maturity	$2,503	$3	$(16)	$2,490

At December 31, 2015

Securities available for sale

State and municipal	$2,410	$62	$(2)	$2,470

Residential mortgage-backed securities	16,543	104	(89)	16,558

Total securities available for sale	$18,953	$166	$(91)	$19,028

Securities held to maturity

State and municipal	$573	$12	$—	$585

Residential mortgage-backed securities	2,539	4	—	2,543

Total securities held to maturity	$3,112	$16	$—	$3,128

All residential mortgage-backed securities have been issued by government-sponsored enterprises and government agencies.

There were no sales of securities for the year ended December 31, 2016.  For the year ended December 31, 2015, proceeds from the sale of securities amounted to $867,000, $204,000 from the sale of securities available for sale and $663,000 from the sale of securities held to maturity. The gain realized on the sales amounted to $60,000, $21,000 from the sale of securities available for sale and $39,000 from the sale of securities held to maturity.  Income tax expense recognized related to the realized gain on sales during the year ended December 31, 2015 was $21,000.  The held to maturity securities sold had a substantial portion, greater than 85%, of their principal balance collected through scheduled payments.  Since a substantial portion of the principal outstanding at acquisition was collected, the sale of the held to maturity securities was considered equivalent to holding the securities to maturity, in accordance with ASC 320-10-25, and did not taint the holding of the other held to maturity securities.

The scheduled maturities of debt securities at December 31, 2016 are as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

After five years through ten years	$528	$537	$—	$—
Over ten years	1,834	1,848	570	565
	2,362	2,385	570	565
Residential mortgage-backed securities	17,472	17,387	1,933	1,925

	$19,834	$19,772	$2,503	$2,490

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

Certain securities are pledged as collateral for FHLB advances.  See Note 9 — Federal Home Loan Bank Advances for further information.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows:

	Less Than Twelve Months		Twelve Months Or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
At December 31, 2016

Securities available for sale

State and municipal	$(4)	$512	$—	$—

Residential mortgage-backed securities	(142)	8,718	—	—

Total securities available for sale	(146)	9,230	—	—

Securities held to maturity

State and municipal	(5)	565	—	—

Residential mortgage-backed securities	(11)	1,898	—	—

Total securities held to maturity	(16)	2,463	—	—

Total temporarily impaired securities	$(162)	$11,693	$—	$—

At December 31, 2015

Securities available for sale

State and municipal	$—	$—	$(2)	$244

Residential mortgage-backed securities	(20)	3,946	(69)	3,229

Total temporarily impaired securities	$(20)	$3,946	$(71)	$3,473

The unrealized losses on eleven securities in the December 31, 2016 table above were primarily caused by changes in interest rates and not by credit quality.  Seven of the investments are guaranteed by the U.S. Government or its agencies and the four remaining municipal securities were issued by the city of New York, Washington State, and the school districts of Circleville and Fremont, Ohio.  Management has not decided to sell these securities, nor is it likely that the Company will be required to sell the securities; as such no declines are deemed to be other than temporary.

6. LOANS AND SERVICING

Loans

A summary of loans is as follows:

	At	At
	December 31,	December 31,
	2016	2015
	Amount	Amount
	(In thousands)
Residential loans:
One- to four-family	$90,190	$86,472
Home equity loans and lines of credit	15,879	18,263
Total residential mortgage loans	106,069	104,735

Commercial loans:
One- to four-family investment property	13,081	15,255
Multi-family real estate	30,748	30,709
Commercial real estate	83,583	67,152
Commercial business	20,675	17,548
Total commercial loans	148,087	130,664

Construction loans:
One- to four-family	12,599	12,967
Multi-family	5,725	1,486
Non-residential	6,830	5,925
Total construction loans	25,154	20,378

Consumer	182	237

Total loans	279,492	256,014

Other items:
Net deferred loan costs	484	377
Allowance for loan losses	(2,605)	(2,408)

Total loans, net	$277,371	$253,983

Information pertaining to the allowance for loan losses at and for the year ended December 31, 2016 is as follows:

	Residential		Commercial				Construction
			One- to four-
		Home equity	family
	One- to four-	loans and lines	investment	Multi-family	Commercial	Commercial	One- to four-		Non-
	family	of credit	property	real estate	real estate	business	family	Multi-family	residential	Consumer	Unallocated	Total
	(In thousands)

Allowance for loan losses

Beginning Balance	$197	$276	$90	$233	$1,021	$305	$113	$12	$91	$2	$68	$2,408
Charge-offs	—	—	—	—	—	—	—	—	—	(3)	—	(3)
Recoveries	—	2	—	—	—	—	—	—	—	4	—	6
(Benefit) provision	(26)	(40)	(11)	1	241	59	(9)	35	13	(1)	(68)	194
Ending Balance	$171	$238	$79	$234	$1,262	$364	$104	$47	$104	$2	$—	$2,605

Ending balance:
individually evaluated for impairment	$—	$—	$7	$—	$—	$—	$—	$—	$—	$—	$—	$7

Ending balance:
collectively evaluated for impairment	$171	$238	$72	$234	$1,262	$364	$104	$47	$104	$2	$—	$2,598

Loans

Ending Balance	$90,190	$15,879	$13,081	$30,748	$83,583	$20,675	$12,599	$5,725	$6,830	$182	$—	$279,492

Ending balance:
individually evaluated for impairment	$1,543	$143	$85	$—	$281	$—	$—	$—	$—	$—	$—	$2,052

Ending balance:
collectively evaluated for impairment	$88,647	$15,736	$12,996	$30,748	$83,302	$20,675	$12,599	$5,725	$6,830	$182	$—	$277,440

Information pertaining to the allowance for loan losses at and for the year ended December 31, 2015 is as follows:

	Residential		Commercial				Construction
			One- to four-
		Home equity	family
	One- to four-	loans and lines	investment	Multi-family	Commercial	Commercial	One- to four-		Non-
	family	of credit	property	real estate	real estate	business	family	Multi-family	residential	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses

Beginning Balance	$273	$249	$46	$113	$943	$311	$117	$97	$77	$3	$—	$2,229
Charge-offs	—	—	—	—	—	(22)	—	—	—	(4)	—	(26)
Recoveries	—	1	—	—	—	—	—	—	—	4	—	5
(Benefit) provision	(76)	26	44	120	78	16	(4)	(85)	14	(1)	68	200
Ending Balance	$197	$276	$90	$233	$1,021	$305	$113	$12	$91	$2	$68	$2,408

Ending balance:
individually evaluated for impairment	$7	$—	$7	$—	$—	$—	$—	$—	$—	$—	$—	$14

Ending balance:
collectively evaluated for impairment	$190	$276	$83	$233	$1,021	$305	$113	$12	$91	$2	$68	$2,394

Loans

Ending Balance	$86,472	$18,263	$15,255	$30,709	$67,152	$17,548	$12,967	$1,486	$5,925	$237	$—	$256,014

Ending balance:
individually evaluated for impairment	$1,567	$104	$88	$—	$287	$—	$—	$—	$—	$—	$—	$2,046

Ending balance:
collectively evaluated for impairment	$84,905	$18,159	$15,167	$30,709	$66,865	$17,548	$12,967	$1,486	$5,925	$237	$—	$253,968

The following is a summary of past-due and non-accrual loans at December 31, 2016:

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
Residential loans:
One- to four-family	$—	$—	$755	$755	$89,435	$90,190	$—	$755
Home equity loans and lines of credit	191	20	41	252	15,627	15,879	—	198

Commercial loans:
One- to four-family investment property	—	—	—	—	13,081	13,081	—	—
Multi-family real estate	—	—	—	—	30,748	30,748	—	—
Commercial real estate	—	—	—	—	83,583	83,583	—	—
Commercial business	—	—	—	—	20,675	20,675	—	—

Construction loans:
One- to four-family	—	—	—	—	12,599	12,599	—	—
Multi-family	—	—	—	—	5,725	5,725	—	—
Non-residential	—	—	—	—	6,830	6,830	—	—

Consumer	7	3	—	10	172	182	—	—
Total	$198	$23	$796	$1,017	$278,475	$279,492	$—	$953

The following is a summary of past-due and non-accrual loans at December 31, 2015:

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
Residential loans:
One- to four-family	$—	$—	$649	$649	$85,823	$86,472	$—	$776
Home equity loans and lines of credit	273	—	—	273	17,990	18,263	—	—

Commercial loans:
One- to four-family investment property	—	—	—	—	15,255	15,255	—	—
Multi-family real estate	—	—	—	—	30,709	30,709	—	—
Commercial real estate	—	—	—	—	67,152	67,152	—	—
Commercial business	12	—	—	12	17,536	17,548	—	—

Construction loans:
One- to four-family	—	—	—	—	12,967	12,967	—	—
Multi-family	—	—	—	—	1,486	1,486	—	—
Non-residential	—	—	—	—	5,925	5,925	—	—

Consumer	—	4	—	4	233	237	—	—
Total	$285	$4	$649	$938	$255,076	$256,014	$—	$776

The following is an analysis of impaired loans at and for the year ending December 31, 2016:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
(In thousands)
Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$1,543	$1,555	$—	$1,560	$42
Home equity loans and lines of credit	143	143	—	109	5
Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	281	281	—	284	17
Commercial business	—	—	—	—	—
Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total impaired with no related allowance	$1,967	$1,979	$—	$1,953	$64

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$—	$—	$—	$—	$—
Home equity loans and lines of credit	—	—	—	—	—
Commercial loans:
One- to four-family investment property	85	85	7	87	4
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total with an allowance recorded	$85	$85	$7	$87	$4

No additional funds are committed to be advanced in connection with impaired loans.

The following is an analysis of impaired loans at and for the year ending December 31, 2015:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
(In thousands)
Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$1,255	$1,255	$—	$236	$12
Home equity loans and lines of credit	104	104	—	51	2
Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	287	287	—	292	17
Commercial business	—	—	—	74	9
Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total impaired with no related allowance	$1,646	$1,646	$—	$653	$40

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$312	$312	$7	$314	$16
Home equity loans and lines of credit	—	—	—	—	—
Commercial loans:
One- to four-family investment property	88	88	7	55	4
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total with an allowance recorded	$400	$400	$14	$369	$20

The Company made no loan modifications that resulted in a TDR during the year ended December 31, 2016. As of December 31, 2016 there is no commitment to lend additional funds to those borrowers whose loans were previously modified as TDRs.  The Company had two loan relationships that were classified as TDRs totaling $776,000 during the year ended December 31, 2015. The first relationship involved two commercial business loans totaling $235,000 guaranteed by two individuals. During the year ended December 31, 2015, the business was sold and net proceeds of $100,000 were applied to the outstanding balances leaving a combined deficiency or pre-modification balance of $135,000. The $135,000 balance was modified into two loans held individually by the personal guarantors of the original loans on a pro-rated basis based on their respective ownership percentages. The first loan had a $45,000 balance and the borrower made a $23,000 cash payment and the remaining $22,000 balance was charged off to the allowance for loan losses resulting in a post-modification balance of zero.  The remaining balance was modified into a one- to four-family investment property loan with a post modification balance of $90,000.  The TDR did not result in a material impact to the allowance for loan losses. The second relationship involved a one- to four-family residential loan totaling $606,000 to one individual.   During the year ended

December 31, 2015, the loan was modified to include a second individual and additional residential collateral was added.  The loan, with a post modification balance of $606,000, was restructured into an interest-only note with maturity in 24 months.  A second loan, an interest-only home equity loan with maturity in 24 months, representing the real estate taxes paid by the Company on behalf of the borrower, was established as part of the Forbearance Agreement. The home equity loan had a post modification balance of $80,000. As part of the Forbearance Agreement, the borrower  1) will be working to develop land for potential sale which is collateralizing the TDR loan and the Company will receive 100% of the net proceeds to pay down the outstanding principal balance of the TDR and/or 2) have the second individual obligor pursue the sale of an additional parcel of land which would significantly reduce the loan balance by maturity.  When the loans mature, any remaining balance due must be paid in full or refinanced at that time.  The TDR did not result in a material impact to the allowance for loan losses. There is no commitment to lend additional funds to the borrowers whose loans were modified during the year ended December 31, 2015.  The TDRs did not result in a material impact to the allowance for loan losses.

At December 31, 2016 and 2015 there were no TDR loans in default of their modified terms.

The Company has two residential loans in the process of foreclosure with a combined recorded balance of $671,000 at December 31, 2016.  There were no loans in process of foreclosure at December 31, 2015.

The following tables present the Company’s loans by risk rating:

	Residential		Commercial				Construction
			One‑ to four‑
		Home equity	family
	One‑ to four‑	loans and lines	investment	Multi‑family	Commercial	Commercial	One‑ to four‑		Non-
	family	of credit	property	real estate	real estate	business	family	Multi‑family	residential	Consumer	Total
	(In thousands)
At December 31, 2016

Classification:
Not formally rated	$88,522	$15,601	$—	$—	$—	$—	$—	$—	$—	$182	$104,305
Pass	—	—	12,996	30,748	82,873	20,526	12,599	5,725	6,830	—	172,297
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	1,668	278	85	—	710	149	—	—	—	—	2,890
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$90,190	$15,879	$13,081	$30,748	$83,583	$20,675	$12,599	$5,725	$6,830	$182	$279,492

At December 31, 2015

Classification:
Not formally rated	$84,778	$18,183	$—	$—	$—	$—	$—	$—	$—	$237	$103,198
Pass	—	—	15,167	30,709	66,420	17,454	12,967	1,486	5,925	—	150,128
Special mention	—	—	—	—	732	94	—	—	—	—	826
Substandard	1,694	80	88	—	—	—	—	—	—	—	1,862
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$86,472	$18,263	$15,255	$30,709	$67,152	$17,548	$12,967	$1,486	$5,925	$237	$256,014

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

On an annual basis, or more often if needed, the Bank formally reviews the ratings on all commercial and construction loans with a one-obligor exposure greater than $350,000.  In addition, a complete financial review is performed for any commercial relationship (regardless of one-obligor exposure) reporting a revolving line of credit facility greater than $150,000.  More frequent reviews shall be performed depending on the quality rating of the relationship. For commercial relationships which report a current one-obligor exposure equal to or less than $350,000, and have a “Pass” risk rating, the annual review shall be more limited in scope.

Loans serviced for others and mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $83,176,000 and $100,544,000 at December 31, 2016 and 2015, respectively.

The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of mortgage servicing rights was $601,000 and $1,100,000 at December 31, 2016 and 2015, respectively, and was determined using the moving average 10-year U.S. Treasury rate plus 5.0%, adjusted to reflect the current credit spreads and conditions in the market, as a discount rate. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association, an independent third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the independent third party valuation specialist.

The following summarizes mortgage servicing rights capitalized and amortized:

	Year Ended
	December 31,
	2016	2015
	(In thousands)

Mortgage servicing rights:
Balance at beginning of period	$523	$840
Additions	—	10
Amortization	(281)	(327)
Balance at end of period	242	523

Valuation allowance:
Balance at beginning of period	4	6
Additions	13	13
Reductions	(11)	(15)
Balance at end of period	6	4

Mortgage servicing rights, net	$236	$519

Fair value of mortgage servicing rights	$601	$1,100

7.PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows:

	At December 31,
	2016	2015
	(In thousands)
Premises:
Land	$226	$226
Buildings and improvements	5,147	5,258
Equipment	2,644	2,568
	8,017	8,052

Less accumulated depreciation and amortization	(3,884)	(4,215)

Premises and equipment, net	$4,133	$3,837

Depreciation and amortization expense for the years ended December 31, 2016 and 2015 amounted to $422,000 and $385,000, respectively.

8.DEPOSITS

A summary of deposit balances is as follows:

	At December 31,
	2016	2015
	(In thousands)

Demand	$30,773	$27,718
On us accounts	975	599
NOW	32,810	30,036
Money market deposits	66,256	61,617
Regular and other savings	16,226	15,492
Total non-certificate accounts	147,040	135,462

Term certificates less than $100,000	25,516	17,832
Term certificates of $100,000 or more	67,952	54,432
Total certificate accounts	93,468	72,264

Total deposits	$240,508	$207,726

A summary of term certificate accounts by maturity is as follows:

	At December 31,
	2016		2015
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Within one year	$35,619	1.30%	$22,487	1.02%
Greater than one year to two years	32,376	1.82%	22,885	1.36%
Greater than two years to three years	14,026	1.69%	18,797	1.78%
Greater than three years to four years	10,009	1.91%	6,238	1.64%
Greater than four years to five years	1,438	2.00%	1,857	1.74%

Total certificate accounts	$93,468	1.62%	$72,264	1.40%

There were $3,326,000 and $2,828,000 of brokered certificate accounts at December 31, 2016 and 2015, respectively.  There were $22,129,000 and $29,437,000 of certificate accounts obtained through a listing service at December 31, 2016 and 2015, respectively.  The aggregate amount of time deposit accounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 as of December 31, 2016 and 2015 was $19,663,000 and $15,329,000, respectively.

9.FEDERAL HOME LOAN BANK ADVANCES

All FHLB of Boston advances are secured by a blanket security agreement on qualified collateral, consisting principally of first mortgage loans on owner-occupied residential property in the amount of $76,904,000 and $74,277,000 at December 31, 2016 and 2015, respectively; commercial real estate loans in the amount of $23,959,000 and  $24,914,000 at December 31, 2016 and 2015, respectively; and mortgage-backed securities with a fair value of $19,308,000 and $16,590,000 at December 31, 2016 and 2015, respectively.

Short-term FHLB advances

Short-term FHLB advances consist of advances with an original term of nine months or less at a weighted average rate of 0.73% and 0.44% at December 31, 2016 and 2015, respectively.

The Bank also has a $2,000,000 line-of-credit with the FHLB.  There were no amounts outstanding at December 31, 2016 and 2015.

Long-term FHLB advances

Long-term, fixed-rate FHLB advances and maturities are as follows:

	At December 31,
	2016		2015
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Within one year	$8,500	1.94%	$5,500	1.88%
Greater than one year to two years	10,100	2.14%	7,500	2.08%
Greater than two years to three years	4,500	1.90%	8,600	2.32%
Greater than three years to four years	1,500	1.75%	4,000	1.99%
Greater than four years to five years	—	—%	1,500	1.75%

Total long-term FHLB advances	$24,600	2.00%	$27,100	2.09%

10.INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended
	December 31,
	2016	2015
	(In thousands)

Current tax provision:
Federal	$514	$1,051
State	121	258
	635	1,309
Deferred tax benefit:
Federal	(170)	(293)
State	(48)	(85)
	(218)	(378)

Total tax provision	$417	$931

The differences between the statutory federal income tax rate and the effective tax rates are as follows:

	Years Ended
	December 31,
	2016	2015

Statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	7.8	4.7
Bank-owned life insurance	(5.8)	(1.4)
Stock compensation plans	8.7	1.5
Interest income from municipal securities	(4.2)	(0.8)
Merger related expense, non-deductible	27.3	—
Other, net	0.4	—

Effective tax rates	68.2%	38.0%

The components of the net deferred tax asset included in other assets are as follows:

	At December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Federal	$1,534	$1,320
State	439	384
	1,973	1,704
Deferred tax liabilities:
Federal	(499)	(498)
State	(141)	(141)
	(640)	(639)

Net deferred tax asset	$1,333	$1,065

The tax effects of each item that gives rise to deferred taxes are as follows:

	At December 31,
	2016	2015
	(In thousands)

Deferred compensation	$725	$612
Net unrealized loss (gain) on securities available for sale	21	(29)
Depreciation and amortization	(543)	(363)
Allowance for loan losses	1,042	964
Mortgage servicing rights	(94)	(207)
Other, net	182	88

Net deferred tax asset	$1,333	$1,065

A summary of the change in the net deferred tax asset is as follows:

	Years Ended
	December 31,
	2016	2015
	(In thousands)

Balance at beginning of period	$1,065	$635
Deferred tax benefit	218	378
Deferred tax effects of net unrealized loss (gain) on securities
available for sale	50	52

Balance at end of period	$1,333	$1,065

The federal income tax reserve for loan losses at the Company’s base year is $726,000.  If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the fiscal year in which it is used.  As the Company intends to use the reserve solely to absorb loan losses, a deferred tax liability of $290,000 has not been provided.

Uncertain tax positions

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  As of December 31, 2016 and 2015, there were no material uncertain tax positions related to federal and state income tax matters.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2013 through December 31, 2016.

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act.  The regulations require a common equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%.  CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5%, a Tier 1 risk based capital ratio of 8.0%,  a total risk based capital ratio of 10.0%  and a Tier 1 leverage ratio of 5.0%.  In addition, the regulations establish a capital conservation buffer above the required capital ratios that began phasing in on January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019.  Failure to maintain the capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.  As of December 31, 2016, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

Management believes, as of December 31, 2016 and 2015, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2016, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage capital ratios as set forth in the following tables.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2016

Total Capital to Risk Weighted Assets	$33,177	13.5%	$19,645	8.0%	$24,556	10.0%

Tier 1 Capital to Risk Weighted Assets	30,572	12.4	14,734	6.0	19,645	8.0

Common Equity Tier 1 Capital to Risk Weighted Assets	30,572	12.4	11,050	4.5	15,962	6.5

Tier 1 Capital to Total Assets	30,572	9.7	12,605	4.0	15,756	5.0

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2015

Total Capital to Risk Weighted Assets	$31,701	14.3%	$17,721	8.0%	$22,151	10.0%

Tier 1 Capital to Risk Weighted Assets	29,293	13.2	13,291	6.0	17,721	8.0

Common Equity Tier 1 Capital to Risk Weighted Assets	29,293	13.2	9,968	4.5	14,398	6.5

Tier 1 Capital to Total Assets	29,293	10.0	11,754	4.0	14,693	5.0

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

12.EMPLOYEE BENEFIT PLANS

401(k) plan

The Bank provides a savings and retirement plan for employees, which qualifies under Section 401(k) of the Internal Revenue Code.  All employees who have attained age 21 and have completed one year of employment during which they worked at least 1,000 hours are eligible to participate.  The plan provides for voluntary contributions by participating employees ranging from 1% to 75% of their compensation, subject to certain limitations.  In addition, the Bank will make a matching contribution, equal to 50% of the employee’s contribution.  The Bank’s matching contribution will not exceed 3% of an employee’s salary.  In addition, the Bank may make a discretionary contribution not to exceed 3% of an employee’s salary.  For the years ended December 31, 2016 and 2015, expense attributable to the plan amounted to $152,000 and $146,000, respectively.

Incentive plan

The Bank has an Incentive Plan whereby all employees are eligible to receive a payment if the Bank or participant meets or exceeds certain base standards of performance for its fiscal year.  The structure of the Incentive Plan is to be reviewed on an annual basis by the Board of Directors.  Incentive compensation expense for the years ended December 31, 2016 and 2015 amounted to $130,000 and $167,000, respectively.

Executive supplemental retirement agreements

The Bank has entered into supplemental retirement agreements with certain executive officers, which provide for the payment of specified benefits upon retirement or early termination, as defined in the agreements. For the years ended December 31, 2016 and 2015, total expense applicable to these agreements amounted to $181,000 and $139,000, respectively. The recorded liability for these agreements was $1,713,000 and $1,532,000 at December 31, 2016 and 2015, respectively.

Employee Stock Ownership Plan

The Bank established an ESOP for the benefit of each employee who has reached the age of 21 and has completed at least one year of employment with the Bank.  Benefits may be paid in shares of common stock or in cash, subject to the employees’ right to demand shares.

The ESOP has a loan agreement with the Company whereby $1,237,000 was borrowed for the purpose of purchasing shares of the Company’s common stock.  At December 31, 2016, the loan has 10 remaining annual principal and interest payments of $104,000, all of which are due on the last business day of the respective year.  The loan documents provide that the loan may be repaid over a shorter period, without penalty for prepayments.

The remaining principal balance on the ESOP debt at December 31, 2016, is payable as follows:

Years Ending
December 31,	Amount
(In thousands)

2017	$75
2018	78
2019	80
2020	83
2021	86
Thereafter	472

Total remaining principal balance on the ESOP debt	$874

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan.  The loan is secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loan is paid.  Total compensation expense applicable to the ESOP amounted to $155,000 and $132,000 for the years ended December 31, 2016 and 2015, respectively.

Shares held by the ESOP are as follows:

	At December 31,
	2016	2015

Allocated	82,451	74,624
Committed to be allocated	7,240	7,241
Unallocated	72,405	79,645
Paid out to participants	(18,787)	(18,709)

Total shares held by ESOP	143,309	142,801

Any cash dividends received on allocated shares would be used to purchase additional shares and then allocated to participants and cash dividends received on shares held in suspense would be used to reduce the Bank’s annual contribution to the ESOP.  The fair value of unallocated ESOP shares at December 31, 2016 and 2015 is $1,872,000 and $1,507,000, respectively.

Share-based compensation plans

In accordance with the Company’s 2009 and 2014 Equity Incentive Plans, the Company awarded 33,500 stock options and 16,500 shares of restricted stock to eligible participants on February 22, 2016.  The 2009 Plan provides for total awards of 180,035 shares of the Company’s common stock pursuant to grants of restricted stock awards, incentive stock options, non-qualified stock options and stock appreciation rights; provided, however, that shares of stock used to fund stock options greater than 98,000 shares must be obtained through stock repurchases and shares of stock used to fund restricted stock awards greater than 39,200 shares must be obtained through stock repurchases.

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

The fair value of the stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2016		2015

Expected dividends	0.98%		0.97%
Expected term	6.4	years	6.4	years
Expected volatility	32.95%		34.97%
Risk-free interest rate	1.47%		1.82%

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

The following tables present the activity for the 2009 and 2014 Plans as of and for the years ended December 31, 2016 and 2015:

	Stock Options
	2016		2015
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	89,275	$14.02	61,681	$12.13
Granted	33,500	$19.40	30,000	$17.55
Exercised	—	$—	(1,198)	$9.48
Cancelled	—	$—	(1,208)	$9.90

Outstanding at end of period	122,775	$15.49	89,275	$14.02

Exercisable at end of period	51,740		34,417

Aggregate intrinsic value of outstanding options at end of period	$1,272,000		$438,000

Weighted average fair value of options granted during the period	$6.07		$5.91

Options Outstanding				Options Exercisable
Number	Weighted-Average		Weighted	Number	Weighted
Outstanding	Remaining		Average	Exercisable	Average
as of 12/31/2016	Contractual Life		Exercise Price	as of 12/31/2016	Exercise Price

8,712	3.15	Years	$9.33	8,712	$9.33
9,683	4.15	Years	$9.55	9,683	$9.55
8,570	5.15	Years	$9.58	7,359	$9.58
15,200	6.15	Years	$14.00	10,500	$14.00
17,110	7.15	Years	$14.98	8,286	$14.98
30,000	8.15	Years	$17.55	7,200	$17.55
33,500	9.15	Years	$19.40	—	$—
122,775	7.15	Years	$15.49	51,740	$12.40

	Non-vested
	Restricted Stock
	2016		2015
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Value	Shares	Value

Outstanding at beginning of year	44,866	$15.21	37,071	$12.85
Granted	16,500	$19.40	20,000	$17.55
Vested	(14,917)	$14.27	(12,205)	$11.89

Outstanding at end of period	46,449	$17.00	44,866	$15.21

As of December 31, 2016, unrecognized share-based compensation expense related to non-vested options amounted to $309,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $574,000.  The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 3.1 and 3.0 years, respectively.

For the year ended December 31, 2016, the Company recognized compensation expense for stock options of $124,000 with a related tax benefit of $16,000.  For the year ended December 31, 2016, the Company recognized compensation expense for restricted stock awards of $257,000, with a related tax benefit of $103,000. For the year ended December 31, 2015, the Company recognized compensation expense for stock options of $90,000 with a related tax benefit of $12,000.  For the year ended December 31, 2015, the Company recognized compensation expense for restricted stock awards of $209,000, with a related tax benefit of $84,000.

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

	At December 31,
	2016	2015
	(In thousands)

Commitments to grant loans	$7,890	$16,298
Unadvanced funds on home equity lines of credit	10,349	8,513
Unadvanced funds on commercial lines of credit	18,218	14,713
Unadvanced funds on construction loans	16,264	12,423
Unadvanced funds on other unsecured personal lines of credit	274	287
Unadvanced funds on commercial real estate loans	5,237	5,618
Standby letters of credit	227	62

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The maximum potential amount of the Bank’s obligation for standby letters of credit was $227,000 and $62,000 as of December 31, 2016 and 2015, respectively.  The Bank’s outstanding letters of credit generally have a term of less than one year.  If a letter of credit is drawn upon, the Bank may seek recourse through the customer’s underlying line of credit.  If the customer’s line of credit is also in default, the Bank may take possession of the collateral, if any, securing the line of credit.

Lease commitments

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2016, pertaining to branch facilities, future minimum rental payments are as follows:

Years Ending
December 31,	Payments
(In thousands)

2017	$132
2018	132
2019	132
2020	132
2021	137
Thereafter	1,288

Total future minimum rental payments	$1,953

The leases contain options to extend. Two leases can extend for ten additional years, and one lease can extend for two additional five year terms.  The cost of such rentals is not included above.

Rental expense, including cancelable leases, amounted to $132,000 and $205,000 for the years ended December 31, 2016 and 2015, respectively.

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

The Bank has also entered into change in control agreements with four officers of the Bank with an initial term of 12 months, which provide for a lump sum severance payment, subject to certain conditions.  These agreements are automatically renewed annually unless a notice of non-renewal is issued upon recommendation from the Board of Directors.

Other contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial position or results of operations.

14.LOANS TO RELATED PARTIES

In the ordinary course of business, the Bank grants loans to its Executive Officers and Directors and their affiliates.  Total loans to such persons and their affiliates amounted to $1,947,000 and $2,017,000 as of December 31, 2016 and 2015, respectively.  During the year ended December 31, 2016, principal payments totaled $374,000 and principal advances amounted to $304,000.

15.DERIVATIVE FINANCIAL INSTRUMENTS

Mortgage loan commitments

The Bank enters into commitments to originate mortgage loans for sale and uses forward commitments to sell such loans, both of which represent derivative instruments. These instruments involve both credit and market risk.

Commitments to originate loans require the Bank to originate a loan at an interest rate that may or may not be fixed upon completion of various underwriting requirements. At December 31, 2016 and 2015, the Bank had no outstanding commitments to grant mortgage loans that are intended to be sold.

Forward commitments to sell loans require the Bank to make delivery of loans at a specific future date, of a specified amount, at a specified price or yield. There were no such commitments at December 31, 2016 and 2015.

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

Off-balance sheet instruments:  Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  At December 31, 2016 and 2015, the fair value of commitments outstanding is not significant since fees charged are not material.

Assets and liabilities measured at fair value on a recurring basis

Assets measured at fair value on a recurring basis are summarized as follows:

				Total
				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
At December 31, 2016

Assets

Securities available for sale

State and municipal	$—	$2,385	$—	$2,385

Residential mortgage-backed securities	—	17,387	—	17,387

Total securities available for sale	$—	$19,772	$—	$19,772

At December 31, 2015

Assets

Securities available for sale

State and municipal	$—	$2,470	$—	$2,470

Residential mortgage-backed securities	—	16,558	—	16,558

Total securities available for sale	$—	$19,028	$—	$19,028

Assets and liabilities measured at fair value on a non-recurring basis

The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2016 and 2015.

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There are no liabilities measured at fair value on a non-recurring basis at December 31, 2016 and 2015.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of December 31, 2016 and 2015. The adjustments to fair value represent the amount of write down recorded during the years ended December 31, 2016 and 2015 on the assets held at December 31, 2016 and 2015, respectively.

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
	(In thousands)
At December 31, 2016

Impaired loans	$—	$—	$78	$78	$(7)

				Assets	Adjustments
	Level 1	Level 2	Level 3	At Fair Value	to Fair Value
	(In thousands)
At December 31, 2015

Impaired loans	$—	$—	$386	$386	$(14)

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

	December 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$6,129	$6,129	$—	$—	$6,129
Securities available for sale	19,772	—	19,772	—	19,772
Securities held to maturity	2,503	—	2,490	—	2,490
FHLB stock	2,341	2,341	—	—	2,341
BBN stock	60	60	—	—	60
Loans held for sale	271	275	—	—	275
Loans, net	277,371	—	—	275,824	275,824
Accrued interest receivable	816	816	—	—	816
Capitalized mortgage servicing rights	236	—	601	—	601

Financial liabilities:
Deposits	$240,508	$—	$241,264	$—	$241,264
Short-term FHLB advances	17,250	17,250	—	—	17,250
Long-term FHLB advances	24,600	—	24,699	—	24,699
Mortgagors’ escrow accounts	1,633	1,633	—	—	1,633
Accrued interest payable	58	58	—	—	58

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$7,758	$7,758	$—	$—	$7,758
Securities available for sale	19,028	—	19,028	—	19,028
Securities held to maturity	3,112	—	3,128	—	3,128
FHLB stock	2,933	2,933	—	—	2,933
BBN stock	60	60	—	—	60
Loans, net	253,983	—	—	254,095	254,095
Accrued interest receivable	799	799	—	—	799
Capitalized mortgage servicing rights	519	—	1,100	—	1,100

Financial liabilities:
Deposits	$207,726	$—	$207,894	$—	$207,894
Short-term FHLB advances	23,500	23,500	—	—	23,500
Long-term FHLB advances	27,100	—	27,255	—	27,255
Mortgagors’ escrow accounts	1,386	1,386	—	—	1,386
Accrued interest payable	59	59	—	—	59

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

18.AGREEMENT AND PLAN OF MERGER

On October 5, 2016, Salem Five Bancorp, a Massachusetts mutual holding company, Bright Star, Inc., a Maryland corporation and wholly-owned subsidiary of Salem Five Bancorp, and the Company entered into the Merger Agreement, pursuant to which Bright Star, Inc. will merge with and into the Company.  Immediately following this, the Bank will merge with and into Salem Five Bancorp’s wholly-owned subsidiary, Salem Five Bank.  Immediately following the merger of the two banks, the Company shall dissolve and liquidate into Salem Five Bancorp.

Under the terms of the Merger Agreement, Salem Five Bancorp will acquire all of the Company’s outstanding common stock at a price of $26.00 per share in cash. In addition, each outstanding option to acquire shares of the Company’s common stock will be canceled in exchange for a cash payment equal to the difference, if any, between $26.00 and the exercise price of the option.

Consummation of the merger is subject to certain conditions, including, among others, approval of the merger by the Company’s stockholders, the receipt of all required regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the Merger Agreement, and the absence of any injunctions or other legal restraints.  The stockholders of the Company approved the merger on February 13, 2017.  The merger is expected to close in the second quarter of 2017.

The Merger Agreement provides that upon termination of the Merger Agreement under certain circumstances, the Company will be obligated to pay Salem Five Bancorp a termination fee of $2.0 million.

19.CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The condensed balance sheets of the parent company only are as follows:

BALANCE SHEETS

	At December 31,
	2016	2015
	(In thousands)

ASSETS

Non-interest bearing deposit in the Bank	$604	$1,472
Loan to the Bank for ESOP	874	947
Investment in subsidiary	30,531	29,340
Other assets	266	191

Total assets	$32,275	$31,950

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$119	$42
Stockholders’ equity	32,156	31,908

Total liabilities and stockholders’ equity	$32,275	$31,950

The condensed statements of net income of the parent company only are as follows:

STATEMENTS OF INCOME

	Years Ended
	December 31,
	2016	2015
	(In thousands)

Interest income on ESOP loan	$31	$33
Non-interest expense	627	119
Loss before income taxes and equity in undistributed net income of the Bank	(596)	(86)
Applicable income tax benefit	48	34

Loss before equity in undistributed net income of subsidiary	(548)	(52)

Equity in undistributed net income of subsidiary	742	1,570

Net income	$194	$1,518

The condensed statements of cash flows of the parent company only are as follows:

	Years Ended
	December 31,
	2016	2015
	(In thousands)

Cash flows from operating activities:
Net income	$194	$1,518
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed net income of subsidiary	(742)	(1,570)
Other, net	28	(9)
Net cash used by operating activities	(520)	(61)

Cash flows from investing activities:
Repayment of ESOP loan	73	71
Net cash provided by investing activities	73	71

Cash flows from financing activities:
Repurchase of common stock	(74)	(369)
Cash dividends paid on common stock	(347)	(323)
Exercise of stock options	—	11
Net cash used by financing activities	(421)	(681)

Net change in cash and cash equivalents	(868)	(671)

Cash and cash equivalents at beginning of period	1,472	2,143

Cash and cash equivalents at end of period	$604	$1,472

20.QUARTERLY DATA (UNAUDITED)

A summary of consolidated operating results on a quarterly basis is as follows:

	Years Ended December 31,
	2016				2015
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Interest and dividend income	$3,277	$3,176	$3,194	$3,163	$3,150	$2,989	$2,881	$2,856
Interest expense	662	628	604	574	489	431	408	398

Net interest and dividend income	2,615	2,548	2,590	2,589	2,661	2,558	2,473	2,458
Provision for loan losses	53	67	—	74	62	111	—	27

Net interest and dividend income, after provision for loan losses	2,562	2,481	2,590	2,515	2,599	2,447	2,473	2,431
Non-interest income	264	244	255	242	350	374	243	222
Non-interest expenses	2,718	2,586	2,601	2,637	2,167	2,127	2,142	2,254

Income before income taxes	108	139	244	120	782	694	574	399

Income tax provision	181	104	92	40	302	269	211	149

Net (loss) income	$(73)	$35	$152	$80	$480	$425	$363	$250

(Loss) income per share:
Basic	$(0.04)	$0.02	$0.09	$0.05	$0.27	$0.24	$0.21	$0.14
Diluted	$(0.04)	$0.02	$0.09	$0.05	$0.27	$0.24	$0.21	$0.14

ITEM 9.Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 is effective.

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

The Company’s Board of Directors currently consists of 10 members. The Company’s bylaws provide that approximately one-third of the directors are to be elected annually. Directors of the Company are generally elected to serve for a three-year period and until their respective successors have been elected.

The table below sets forth certain information as of March 23, 2017 regarding the composition of the Company’s Board of Directors and regarding the Company’s executive officers who are not a director, including the terms of office of members of the Board of Directors.

					Shares of
				Current	Common Stock
			Director	Term to	Beneficially		Percent of Class
Name (1)	Age (2)	Positions Held	Since (3)	Expire	Owned (4)		(5)

DIRECTORS

Robert E. Balletto	60	Director, President and Chief Executive Officer	2004	2017	74,318	(6)	4.01%
Stephen L. Flynn	61	Director	2001	2017	10,985	(7)	*
Thomas L. Hamelin	60	Director	2000	2017	13,765	(8)	*
J. Richard Murphy	72	Director	2008	2017	17,199	(9)	*
Marybeth McInnis	54	Director	2007	2018	15,321	(10)	*
Mary L. Williams	64	Director	2005	2018	10,865	(11)	*
Keith N. Congdon	55	Director	2007	2019	18,180	(12)	*
Kathleen R. Sachs	65	Director	2007	2019	8,676	(13)	*
David A. Splaine	57	Director	2007	2019	41,636	(14)	2.26%
Robert T. Wyman	52	Director	2007	2019	7,657	(15)	*

EXECUTIVE OFFICERS WHO ARE NOT A DIRECTOR

Frederick H. Weismann	68	Executive Vice President and Chief Operating Officer	N/A	N/A	17,174	(16)	*
Joseph W. Kennedy	57	Senior Vice President, Chief Financial Officer and Treasurer	N/A	N/A	39,257	(17)	2.13%
All directors and executive officers as a group (12 persons)					275,033		14.49%

*      Less than one percent.

(1)	The mailing address for each person listed is 2 East Main Street, Georgetown, Massachusetts 01833.
(2)	Information as of December 31, 2016.
(3)	With regard to Mr. Balletto, Mr. Flynn and Mr. Hamelin reflects initial appointment to the Board of Trustees of the mutual predecessor to Georgetown Bank (the “Bank”).
(4)	See definition of “beneficial ownership” in the table “Security Ownership of Certain Beneficial Owners.”
(5)	Based on 1,836,250 shares of common stock outstanding on March 23, 2017.
(6)

Includes 17,657 exercisable stock options, 4,610 shares of restricted stock over which Mr. Balletto has voting power, 894 shares owned by Mr. Balletto’s spouse, 27,860 shares owned through Georgetown Bank’s 401(k) plan and 10,320 shares held by the Georgetown Bank Employee Stock Ownership Plan.

(7)	Includes 3,032 exercisable stock options, 491 shares of restricted stock over which Mr. Flynn has voting power and 3,688 shares owned through an individual retirement account.
(8)	Includes 3,032 exercisable stock options, 491 shares of restricted stock over which Mr. Hamelin has voting power and 7,769 shares owned through an individual retirement account.
(9)

Includes 3,845 exercisable stock options, 714 shares of restricted stock over which Mr. Murphy has voting power, 1,635 shares owned through an individual retirement account and 2,000 shares owned by his spouse.

(10)	Includes 3,032 exercisable stock options and 491 shares of restricted stock over which Ms. McInnis has voting power.
(11)	Includes 3,222 exercisable stock options, 612 shares of restricted stock over which Ms. Williams has voting power and 1,260 shares owned through an individual retirement account.
(12)	Includes 3,032 exercisable stock options, 491 shares of restricted stock over which Mr. Congdon has voting power and 8,971 shares owned through an individual retirement account.
(13)	Includes 1,834 exercisable stock options, 491 shares of restricted stock over which Ms. Sachs has voting power and 1,700 shares owned through an individual retirement account.
(14)

Includes 3,032 exercisable stock options, 491 shares of restricted stock over which Mr. Splaine has voting power, 4,000 shares owned by his children, 5,000 shares owned by his spouse and 27,042 shares owned through an individual retirement account.

(15)	Includes 2,482 exercisable stock options and 491 shares of restricted stock over which Mr. Wyman has voting power.
(16)

Includes 6,414 exercisable stock options, 4,228 shares of restricted stock over which Mr. Weismann has voting power, 1,303 shares owned through Georgetown Bank’s 401(k) plan and 1,362 shares held by the Georgetown Bank Employee Stock Ownership Plan.

(17)

Includes 11,047 exercisable stock options, 3,085 shares of restricted stock over which Mr. Kennedy has voting power, 924 shares owned by Mr. Kennedy’s spouse, 602 shares owned through an individual retirement account, 5,686 shares owned through Georgetown Bank’s 401(k) plan and 7,052 shares held by the Georgetown Bank Employee Stock Ownership Plan.

The biographies of each of the nominees, continuing board members and executive officers are set forth below. With respect to directors, the biographies also contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Nominating/Governance Committee and the Board of Directors to determine that the person should serve as a director. Each director is also a director of Georgetown Bank, and each executive officer also is an executive officer of Georgetown Bank.

All of the directors are residents of the communities served by the Company and Georgetown Bank and many of such individuals have operated, or currently operate, businesses located in such communities. As a result, each director has significant knowledge of the businesses that operate in the Company’s market area, an understanding of the general real estate market, values and trends in such communities and an understanding of the overall demographics of such communities. Additionally, as residents of such communities, each director has direct knowledge of the trends and developments occurring in such communities. As the holding company for a community banking institution, the Company believes that the local knowledge and experience of its directors assists the Company in assessing the credit and banking needs of its customers, developing products and services to better serve its customers and assessing the risks inherent in its lending operations, and provides the Company with greater business development opportunities. As local residents, our directors are also exposed to the advertising, product offerings and community development efforts of competing institutions which, in turn, assists the Company in structuring its marketing efforts and community outreach programs.

Directors

Robert E. Balletto  has been employed with Georgetown Bank since 1982 and has served as Chief Executive Officer since 1988. In July 2004, Mr. Balletto was elected to the Board of Directors of Georgetown Bank and was also appointed President. Mr. Balletto has over 37 years experience in the banking industry. As Chief Executive Officer, Mr. Balletto’s experience in leading the Company and the Bank and his responsibilities for the strategic direction and management of the Company’s day-to-day operations, bring broad industry and specific institutional knowledge and experience to the Board of Directors.

Keith N. Congdon is the President and owner of Ambrosi Donahue Congdon & Co., P.C., a certified public accounting firm based in Newburyport, Massachusetts. Prior to joining Ambrosi Donahue Congdon, Mr. Congdon began his career with Coopers & Lybrand (now PricewaterhouseCoopers) as an auditor of publicly traded companies. He later joined The Stackpole Corporation in Boston, Massachusetts as a corporate officer and was actively involved in the initial public offering on the Toronto Stock Exchange of Stackpole Limited, a wholly-owned subsidiary, as well as the divestiture of a number of U.S. subsidiaries. With over 30 years of extensive experience in both private industry and public accounting, Mr. Congdon provides tax, accounting and auditing services for closely-held businesses and their stockholders, primarily in manufacturing, technology and service industries.  As a certified public accountant (“CPA”) and Chairman of the Board’s Audit Committee, Mr. Congdon brings to the Board of Directors his valuable experience in dealing with accounting principles, internal controls and financial reporting rules and regulations.

Stephen L. Flynn is the President and owner of Nunan Florist and Greenhouse, Inc., located in Georgetown, Massachusetts. Mr. Flynn’s 30 years of experience as owner and manager of his own company bring valuable business and leadership skills and financial acumen to the Board in furtherance of the Board’s objective of maintaining a membership of experienced and dedicated individuals with diverse backgrounds, perspectives, skills, and other qualities that are beneficial to the Company.

Thomas L. Hamelin has been a mechanical engineer for Varian Semiconductor, a subsidiary of Applied Materials, a semi-conductor equipment manufacturing firm, located in Gloucester, Massachusetts, since October 2010. Prior to that, Mr. Hamelin was a mechanical engineer for Tokyo Electron, a semi-conductor manufacturing firm, located in Beverly and Billerica, Massachusetts, since March 1998. Mr. Hamelin’s 37 years of experience in the engineering field with large manufacturing firms, combined with his leadership skills, bring a unique perspective to the Board in furtherance of the Board’s objective of maintaining a membership of experienced and dedicated individuals with diverse backgrounds, perspectives, skills, and other qualities that are beneficial to the Company.

Marybeth McInnis, Esquire owns McInnis Law Offices, a boutique law firm located in North Andover, Massachusetts, that has provided full-service estate planning services to the Merrimack Valley for more than 45 years. The firm specializes in counseling individuals and families at all asset and income levels with estate, business, tax, charitable and long-term care planning. Ms. McInnis is actively involved with many local charitable organizations and has served on the Board of Trustees of Merrimack College since July of 2008 and the Board of Trustees of the James W. O’Brien Foundation, Inc., since June of 2000. As an experienced attorney, Ms. McInnis brings to the Board valuable perspective on legal and legal-related issues that may arise in the operations and management of the Company and the Bank.

J. Richard Murphy is the President and Managing Director of Grey Rock Partners, LLC located in Boston, Massachusetts. Grey Rock Partners, LLC offers Corporate Advisory Services to mid-sized privately held companies and their owners. Grey Rock's services include mergers and acquisitions (both sell-side and buy-side representations), the placement of senior and mezzanine debt, corporate divestiture, and strategic consulting centered on maximizing stockholder value. With his extensive financial experience in mergers and acquisitions and other transactions centered on maximizing stockholder value and more than 26 years of prior banking experience, including three years as a Chief Executive Officer of a $1.4 billion, 22 branch commercial bank, Mr. Murphy provides the Board with valuable insight on these and others matters that are beneficial to the Company in evaluating potential strategic transactions, in furtherance of the Board’s objective of maintaining a membership of experienced and dedicated individuals with diverse backgrounds, perspectives, skills, and other qualities that are beneficial to the Company.

Kathleen R. Sachs, CFP is the founder and a principal of Sachs Financial Planning, a financial planning firm in Georgetown, Massachusetts. Ms. Sachs is the Assistant Corporate Secretary for the Company and Georgetown Bank. Ms. Sachs has been in financial services since 1986. With her extensive financial experience in insurance, investments and risk management, Ms. Sachs provides the Board with valuable insight on these and others matters that are central to the operations of the Bank in furtherance of the Board’s objective of maintaining a membership of experienced and dedicated individuals with diverse backgrounds, perspectives, skills, and other qualities that are beneficial to the Company.

David A. Splaine is President of Spinnaker Associates, a Portsmouth, New Hampshire based consulting company, which focuses on financial institutions (banks and insurance), sports teams and arenas.  In addition, he is President of Linwood Cemetery, Haverhill, Massachusetts, and serves on the Executive Advisory Board for the Wells Fargo Bank Corporate banking group and several non-profit organizations including the Governor’s Academy, Wentworth Home, and Chase Home for Children. From 2001 to 2006 he served as Senior Vice President of Sales for the TD Garden and Boston Bruins.  Prior experience includes lending positions at Fleet Bank (now Bank of America).  He also served as a director of the Boston Celtics Limited Partnership (NYSE), and is currently a director of several private companies. Mr. Splaine’s extensive business experience in a range of industries and disciplines, combined with his leadership skills, knowledge of our market, and sensitivity to the economy, brings valuable insight and individual qualities to our Board in furtherance of the Board’s objective of maintaining a membership of experienced and dedicated individuals with diverse backgrounds, perspectives, skills, and other qualities that are beneficial to the Company.

Mary L. Williams was employed from 2002 at North Shore Community College, providing budget management for institutional federal grants, until her retirement in 2015. She also served as the Director of EdLink and coordinated development of a five-year strategic plan for the College. Prior to that, she was Vice President of Administration and Finance for Massachusetts College of Art. Ms. Williams’ extensive experience in higher education and management, combined with her leadership skills, knowledge of our market, and financial management experience, brings valuable insight and individual qualities to our Board in furtherance of the Board’s objective of maintaining a membership of experienced and dedicated individuals with diverse backgrounds, perspectives, skills, and other qualities that are beneficial to the Company.

Robert T. Wyman, Esquire is an attorney and partner at the law firm Wyman & Barton, LLC, of Chelmsford, Massachusetts, representing clients in the areas of civil and criminal litigation, real estate litigation and real estate conveyance.

Mr. Wyman also serves as corporate counsel for Harte-Hanks, Inc., a domestic and international marketing company that services several Fortune 500 companies. In addition to his service on Georgetown’s Board, Mr. Wyman previously served on the Lowell Boys Club Board of Directors for ten years, and has served on several other local, non-profit Boards. As an experienced attorney, Mr. Wyman brings to the Board valuable perspective on legal and legal-related issues that may arise in the operations and management of the Company and the Bank.

Executive Officers of the Company who are not Directors

Frederick H. Weismann began employment with Georgetown Bank in August 2011 as Vice President and Senior Commercial Lending Officer.  Mr. Weismann was promoted to Senior Vice President and Senior Commercial Lending Officer in April 2013 and promoted to Executive Vice President and Chief Operating Officer in September 2014.  Mr. Weismann served as Senior Vice President and New Hampshire Market Manager with Pentucket Bank, based in Haverhill, Massachusetts from 2007 to 2011.  Prior to that, he served in various Chief Credit Officer and Credit Administration roles in community and regional banks in New England and upstate New York.

Joseph W. Kennedy began employment with Georgetown Bank in 1999 as Vice President and Chief Financial Officer. Mr. Kennedy has served as Senior Vice President and Chief Financial Officer since January 2004 and Treasurer since April 2003. In October 2006, Mr. Kennedy was elected as Corporate Secretary for the Company and Georgetown Bank. Prior to joining Georgetown Bank, Mr. Kennedy served as Chief Financial Officer for National Grand Bank of Marblehead, Massachusetts for four years and Ipswich Bank, Ipswich Massachusetts for eight years. Both companies were stock institutions.

Section 16(a) Beneficial Ownership Reporting Compliance

The common stock of the Company is registered with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The officers and directors of the Company and beneficial owners of greater than 10% of the Company’s common stock (“10% beneficial owners”) are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of the common stock. SEC rules require disclosure in the Company’s Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of the Company’s common stock to file a Form 3, 4, or 5 on a timely basis. Based on the Company’s review of such ownership reports, the Company believes that no executive officer or director of the Company failed to timely file such ownership reports for the year ended December 31, 2016.

Code of Ethics

The Company has adopted a Code of Ethics that is applicable to the Company’s officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is available on the Company’s website at www.georgetownbank.com. Amendments to and waivers from the Code of Ethics will also be disclosed on the Company’s website.

The Audit Committee

The Audit Committee consists of directors Keith N. Congdon (Chairman), Marybeth McInnis and Kathleen R. Sachs. Each member of the Audit Committee is considered “independent” as defined in the NASDAQ corporate governance listing standards and under SEC Rule 10A-3. The Board of Directors has determined that Director Congdon qualifies as an “audit committee financial expert” as that term is defined by the rules and regulations of the SEC.

ITEM 11.Executive Compensation

The following table sets forth for the years ended December 31, 2016 and December 31, 2015 certain information as to the total remuneration paid by the Company to Mr. Balletto, who serves as President and Chief Executive Officer, Mr. Weismann, the Company’s Executive Vice President and Chief Operating Officer and Mr. Kennedy, the Company’s Senior Vice President and Chief Financial Officer and Treasurer (“Named Executive Officers”).

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-equity	deferred
				Stock	Option	incentive plan	compensation	All other
Name and principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	($)	($) (1)	($) (1)	($)	($)	($) (2)	($)
Robert E. Balletto,	2016	210,000	—	16,199	36,377	—	—	84,985	347,561
President and Chief Executive Officer	2015	200,000	—	54,756	9,015	20,400	—	76,385	360,556

Frederick H. Weismann,	2016	184,000	—	32,786	31,119	—	—	30,439	278,344
Executive Vice President and Chief	2015	175,000	—	46,332	23,800	19,593	—	21,836	286,561
Operating Officer

Joseph W. Kennedy,	2016	146,100	—	19,400	24,600	—	—	56,922	247,022
Senior Vice President and Chief Financial	2015	140,100	—	30,186	15,506	9,247	—	52,414	247,453
Officer and Treasurer

(1)

Reflects the aggregate grant date fair value of restricted stock or option awards granted during the applicable year. The value is the amount recognized for financial statement reporting purposes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The assumptions used in the valuation of these awards are included in Notes 2 and 12 to our audited financial statements for the years ended December 31, 2016 and 2015 as included in “Item 8. Financial Statements and Supplementary Data.”

(2)	Consists of the following payments:

				Imputed Value of
				Term Life				Dividends
				Insurance From		Executive		Received On
			Employee Stock	Endorsement	Executive Owned	Disability	Club Membership	Unvested
		401(k) Plan	Ownership Plan	Agreement	Life Insurance	Insurance	Dues	Restricted Shares
Officer	Year	($)	($)(3)	($)	($)	($)	($)	($)

Robert E. Balletto	2016	13,191	21,290	13,020	31,350	1,076	3,500	1,558
	2015	12,000	14,536	12,120	31,350	1,076	3,500	1,803

Frederick H. Weismann	2016	12,197	17,041	—	—	—	—	1,201
	2015	11,730	9,069	—	—	—	—	1,037

Joseph W. Kennedy	2016	9,308	14,379	5,200	26,338	689	—	1,008
	2015	9,421	10,185	4,680	26,338	689	—	1,101

(3)	Employee Stock Ownership Plan distribution is an estimated amount.

Benefit Plans

Incentive Compensation Plan. Georgetown Bank maintains an incentive compensation plan to provide incentives and awards to employees in order to support Georgetown Bank’s organizational objectives and financial goals. Full-time and part-time employees employed for a minimum of six continuous months during the plan year are eligible to participate in the incentive compensation plan. Eligible participants who have been employed by Georgetown Bank for less than one year may receive a prorated incentive award. The award is calculated based on the achievement of Company-wide, department and individual goals, the mix and weighting of which will vary from year to year and which are approved annually by the Board of Directors. Distribution of the incentive award is generally made within 30 days of the end of the plan year. Employees whose performance level does not meet expectations may not be eligible for an incentive payout.

For the year ended December 31, 2016, Mr. Balletto’s plan provides for a target payment of $37,800, or 18% of current annual salary with the following performance categories: (1) achievement of return on assets (ROA) targets; (2) achievement of efficiency ratio targets; (3) achievement of performance standards within the Bank’s compliance program. The target payment can be increased on a sliding scale for improvement in performance categories (1) and (2).  Mr. Weismann’s plan provides for a target payment of $25,760, or 14% of current annual salary with the following performance categories: (1) achievement of ROA targets; (2) achievement of commercial and retail checking account deposit growth targets; (3) achievement of commercial loan growth targets; (4) achievement of fee income targets associated with Small Business Association (SBA) loans. Mr. Kennedy’s plan provides for a target payment of $16,071, or 11% of current annual salary with the following performance categories: (1) achievement of ROA targets; (2) achievement of efficiency ratio targets; (3) achievement of net interest margin percentage targets. The target payment can be increased on a sliding scale for improvement in all of the performance categories.

Supplemental Disability Benefit Plan for Senior Executives. In connection with the restatement of Georgetown Bank employment agreements in April 2012, the Bank entered into a supplemental disability benefit plan for the benefit of Messrs. Balletto and Kennedy. A similar benefit had previously been provided under the executives’ prior employment agreements but was removed in the 2012 employment agreements and incorporated into a separate plan document. Under this plan, in the event the executive suffers a disability covered under the plan, the executive will be entitled to 66% of the sum of their base salary and average bonus paid over the last 36 months, reduced by (x) the maximum disability benefit paid or expected to be paid to the executive under the group disability benefit program sponsored by Georgetown Bank and (y) any disability benefit paid or expected to be paid under any disability insurance plan purchased by the executive with a payment from Georgetown Bank.  In the event that the disability policy identified in “(x)” or “(y)” fails to pay a disability benefit to the executive that would be expected to be paid under said policy or program, Georgetown Bank generally will not be liable to pay such benefit under this plan but will only be liable for payment of the disability benefit as determined under the formula set forth above. The compensation committee of Georgetown Bank will be the administrator of the plan. The compensation committee shall determine, with objective medical input, whether an executive is disabled. For these purposes, disability (or disabled) means that the executive has suffered a disability as defined in the Georgetown Bank’s group disability policy.

Supplemental Retirement Plan. Georgetown Bank previously adopted an Executive Supplemental Retirement Agreement for Messrs. Balletto and Kennedy. Effective June 30, 2008, Georgetown Bank restructured the individual Executive Supplemental Retirement Agreements by establishing a Supplemental Retirement Plan. Like its predecessor, the Supplemental Retirement Plan is a non-tax-qualified, deferred compensation plan. The Supplemental Retirement Plan has been written to comply with Section 409A of the Internal Revenue Code. Messrs. Balletto and Kennedy are the only participants in the Supplemental Retirement Plan. Each participant is required to enter into a participation agreement evidencing his participation in the plan.

Each executive will receive the normal retirement benefit under the Supplemental Retirement Plan if he remains employed with Georgetown Bank until he attains age 65 or has a separation from service within two years of a change in control. The normal retirement benefit is a lump sum amount that is the actuarial equivalent of an annual lifetime benefit of 45% of the executive’s final average compensation, multiplied by a fraction, the numerator of which is the executive’s years of employment with the Bank and the denominator of which is 23. The executive’s final average compensation is based on the three fiscal years of the last five fiscal years of employment with Georgetown Bank in which the executive’s base salary and bonus was the highest. If the executive has a separation from service prior to age 65 (other than due to death, disability or cause), the executive is entitled to his accrued annuity benefit calculated in the manner set forth above, and if applicable multiplied by the executive’s vesting rate set forth in his participation agreement. If the executive is less than age 62 at the time of commencement of the supplemental benefit, his benefit will be further reduced by 5% per year for each year prior to age 62 that the benefit payment commences.

If the executive dies prior to attaining age 65, while employed by Georgetown Bank, the executive’s beneficiary will be entitled to a death benefit equal to the present value of executive’s accrued annuity benefit as of executive’s date of death, without any pre-retirement reductions. In the event of the executive’s disability while employed at Georgetown Bank, the executive will be entitled to a disability benefit, payable commencing at age 65 (unless an alternative commencement time is elected by the executive) as if executive had continued to work until age 65 and assuming that executive’s base salary increased 5% per year for each year until age 65. Each executive entered into an election to have the disability benefit paid at the time of disability determination.

In the event of a change in control of Georgetown Bancorp, Inc. and/or Georgetown Bank followed within two years by executive’s involuntary termination of employment or voluntary termination for good reason, the executive will be entitled to a supplemental benefit calculated as if the executive had attained age 65 and his base salary had increased 5% per year until such time; provided, however, the benefit will be reduced, if necessary, to avoid an excess parachute payment under Section 280G of the Internal Revenue Code.

The Company accrued $182,000 and $139,000 in compensation expense for the years ended December 31, 2016 and December 31, 2015, respectively, towards the benefit applicable to these agreements for Messrs. Balletto and Kennedy.

Endorsement Split Dollar Death Benefits. In January 2002, in conjunction with the adoption of the Executive Supplemental Retirement Agreement, Georgetown Bank adopted collateral assignment Split Dollar Plan Agreements with the two executives covered by the Executive Supplemental Retirement Plan. As the result of both the Sarbanes-Oxley Act of 2002 and tax law changes, including the enactment of Section 409A of the Internal Revenue Code, Georgetown Bank determined that it was in the best interest of the Bank to unwind the collateral assignment equity split dollar agreements by having the executives transfer the life insurance policies in their name to Georgetown Bank. In consideration for the termination of this agreement and policy transfer, effective June 30, 2008, the Bank entered into endorsement split dollar life insurance agreements with each of Messrs. Balletto and Kennedy providing additional death benefits during employment and in limited circumstances thereafter, and also agreed to compensate the executives for their purchase of individually-owned life insurance policies that are intended to survive termination of employment (more fully discussed above under “Employment Agreements”).  Under the endorsement split dollar agreements, each executive (or his designated beneficiary) is entitled to share in the proceeds under a life insurance policy owned by Georgetown Bank in the event of his death prior to termination of employment (or, in the event of a change in control, in the event of his death within 36 months of the change in control). In addition, in the event of the executive’s involuntary termination of employment by Georgetown Bank or executive’s resignation for “good reason” (as defined in each executive’s employment agreement) executive shall continue to be covered by the endorsement split dollar agreement for 36 months following such termination of employment. Under the endorsement split dollar life insurance agreements, the death benefit for Mr. Balletto is $2.0 million and for Mr. Kennedy is $1.0 million.

Stock Benefit Plans

Equity Incentive Plan. The Board of Directors adopted, and in October 2009 stockholders approved, the Georgetown Bancorp, Inc. 2009 Equity Incentive Plan (the “2009 Equity Incentive Plan”) and in May 2014 stockholders approved the Georgetown Bancorp, Inc. 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”) to provide officers, employees and directors of the Company and Georgetown Bank with additional incentives to promote the growth and performance of the Company. The Equity Incentive Plans give us the flexibility we need to continue to attract and retain highly qualified officers and directors by offering a competitive compensation program that is linked to the performance of our common stock.

Subject to permitted adjustments for certain corporate transactions, the 2009 Equity Incentive Plan authorizes the issuance or delivery to participants of up to 180,035 shares of Company common stock (split-adjusted) pursuant to grants of restricted stock awards, incentive stock options, non-qualified stock options and stock appreciation rights; provided, however, that shares of stock used to fund stock options greater than 98,000 shares (split-adjusted) must be obtained through stock repurchases and shares of stock used to fund restricted stock awards greater than 39,200 shares (split-adjusted) must be obtained through stock repurchases. The 2014 Equity Incentive Plan authorizes the issuance or delivery to participants of up to 44,000 shares of Company common stock pursuant to grants of restricted stock awards and no more than 110,000 shares pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights.

Outstanding Equity Awards at Year End. The following table sets forth information with respect to outstanding equity awards as of December 31, 2016 for the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2016

	Option awards					Stock awards
	Number of	Number of				Number of
	securities	securities				shares or		Market value
	underlying	underlying				units of		of shares or
	unexercised	unexercised		Option		stock that		units of stock
	options	options		exercise	Option	have not		that have not
	exercisable	unexercisable		price	expiration	vested		vested
Name	(#)	(#)		($)	date	(#)		($)(1)
Robert E. Balletto	3,600	—	(2)	9.33	2/22/2020	—	(2)	—
	3,420	—	(3)	9.55	2/22/2021	—	(3)	—
	2,016	504	(4)	9.58	2/22/2022	504	(4)	13,039
	2,250	1,500	(5)	14.00	2/22/2023	1,500	(5)	38,775
	1,320	1,980	(6)	14.98	2/22/2024	1,980	(6)	51,183
	976	3,904	(7)	17.55	2/22/2025	2,496	(7)	64,522
	—	5,915	(8)	19.40	2/22/2026	835	(8)	21,585

Frederick H. Weismann	504	126	(4)	9.58	2/22/2022	126	(4)	3,260
	1,500	1,000	(5)	14.00	2/22/2023	1,000	(5)	25,850
	792	1,188	(6)	14.98	2/22/2024	1,188	(6)	30,710
	792	3,168	(7)	17.55	2/22/2025	2,112	(7)	54,595
	—	5,060	(8)	19.40	2/22/2026	1,690	(8)	43,687

Joseph W. Kennedy	2,160	—	(2)	9.33	2/22/2020	—	(2)	—
	2,160	—	(3)	9.55	2/22/2021	—	(3)	—
	1,308	330	(4)	9.58	2/22/2022	330	(4)	8,539
	1,650	1,100	(5)	14.00	2/22/2023	1,100	(5)	28,435
	704	1,056	(6)	14.98	2/22/2024	1,056	(6)	27,298
	516	2,064	(7)	17.55	2/22/2025	1,376	(7)	35,570
	—	4,000	(8)	19.40	2/22/2026	1,000	(8)	25,850

(1)	Based upon the $25.85 closing price per share of our common stock on December 31, 2016.
(2)	Represents option awards and stock awards granted February 22, 2010 that vest 20% per year over five years beginning February 22, 2011.
(3)	Represents option awards and stock awards granted February 22, 2011 that vest 20% per year over five years beginning February 22, 2012.
(4)	Represents option awards and stock awards granted February 22, 2012 that vest 20% per year over five years beginning February 22, 2013.
(5)	Represents option awards and stock awards granted February 22, 2013 that vest 20% per year over five years beginning February 22, 2014.
(6)	Represents option awards and stock awards granted February 22, 2014 that vest 20% per year over five years beginning February 22, 2015.
(7)	Represents option awards and stock awards granted February 22, 2015 that vest 20% per year over five years beginning February 22, 2016.
(8)	Represents option awards and stock awards granted February 22, 2016 that vest 20% per year over five years beginning February 22, 2017.

Directors’ Compensation

The following table sets forth for the year ended December 31, 2016 certain information as to the total remuneration paid to directors other than Mr. Balletto, who receives no compensation for being a director.

DIRECTOR COMPENSATION TABLE FOR THE YEAR ENDED DECEMBER 31, 2016

Name	Fees earned or paid in cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Keith N. Congdon	15,200	8,226	5,028	208	28,662
Stephen L. Flynn	18,700	8,226	5,028	208	32,162
Thomas L. Hamelin	9,600	8,226	5,028	208	23,062
Marybeth McInnis	14,350	8,226	5,028	208	27,812
J. Richard Murphy	19,000	12,028	7,358	298	38,684
Kathleen R. Sachs	20,400	8,226	5,028	208	33,862
David A. Splaine	18,500	8,226	5,028	208	31,962
Mary L. Williams	15,500	10,418	6,354	253	32,525
Robert T. Wyman	13,450	8,226	5,028	208	26,912

(1)

Reflects the aggregate grant date fair value of 424 shares of restricted stock and 861 stock option awards granted to each director on February 22, 2016, except for J. Richard Murphy who received 620 shares of restricted stock and 1,260 stock option awards and Mary L. Williams who received 537 shares of restricted stock and 1,088 stock option awards. The value is the amount recognized for financial statement reporting purposes in accordance with FASB ASC Topic 718. The assumptions used in the valuation of these awards are included in Notes 2 and 12 to our audited financial statements for the year ended December 31, 2016 as included in “Item 8. Financial Statements and Supplementary Data.” At December 31, 2016, each director had 2,242 vested but unexercised stock options, 1,674 unvested stock options and 1,031 unvested shares of restricted stock, except for J. Richard Murphy who had 2,716 vested but unexercised stock options, 2,419 unvested stock options and 1,479 unvested shares of restricted stock, Mary L. Williams who had 2,262 vested but unexercised stock options, 2,066 unvested stock options and 1,262 unvested shares of restricted stock, Kathleen R. Sachs who had 1,044 vested but unexercised stock options, 1,674 unvested stock options and 1,031 unvested shares of restricted stock and Robert T. Wyman who had 1,692 vested but unexercised stock options, 1,674 unvested stock options and 1,031 unvested shares of restricted stock.

(2)	Reflects dividends received on unvested restricted shares.

Directors’ Compensation

Each of the individuals who serves as a director of the Company also serves as a director of Georgetown Bank and earns director fees in that capacity, with the exception of Mr. Balletto, who receives no compensation for being a director. The Chairman of the Board receives a $10,000 annual retainer, paid quarterly and $500 per meeting attended. The Vice Chairman of the Board receives a $5,000 annual retainer, paid quarterly and $500 per meeting attended. All other directors of Georgetown Bank receive a $3,200 annual retainer, paid quarterly and $400 per meeting attended. Each director serving on a Board of Directors’ committee is paid a fee of $250 per meeting attended, except for the Audit Committee for which the fee is $500 per meeting attended. The Chairman of each committee receives an additional $100 per meeting attended. The Assistant Secretary receives an additional $300 per Board of Directors’ meeting for recording of minutes. For the year ended December 31, 2016, Georgetown Bank paid a total of $144,700 in director fees.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Persons and groups who beneficially own in excess of 5% of the common stock are required to file certain reports with the Securities and Exchange Commission (the “SEC”) regarding such ownership. The following table sets forth, as of March 23, 2017, the shares of common stock beneficially owned by each person who was the beneficial owner of more than 5% of the Company’s outstanding shares of common stock, and all directors and executive officers of the Company as a group. Information with respect to stock ownership of individual directors and executive officers can be found in “Item 10. Directors, Executive Officers and Corporate Governance.”

	Amount of Shares
	Owned and Nature	Percent of Shares
Name and Address of	of Beneficial	of Common Stock
Beneficial Owners	Ownership (1)	Outstanding (1)

All Directors and Executive Officers
as a group (12 persons)	275,033	14.5%
2 East Main Street
Georgetown, Massachusetts 01833

Georgetown Bank Employee Stock Ownership Plan	143,444	7.8%
2 East Main Street
Georgetown, Massachusetts 01833

Gardner Lewis Asset Management, L.P. (2)	170,016	9.3%
Gardner Lewis Asset Management, Inc.
Gardner Lewis Merger Arbitrage Fund, L.P.
Gardner Lewis Partners, LLC
285 Wilmington – West Chester Pike
Chadds Ford, PA 19317

Context BH Capital Management, LP (3)	121,259	6.6%
401 City Avenue, Suite 800 Bala Cynwyd, PA 19004

(1)

For purposes of this table, a person is deemed to be the beneficial owner of shares of common stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from March 23, 2017. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose of or direct the disposition of shares. The table includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.

(2)	As disclosed in Schedule 13G, as filed with the SEC on February 14, 2017.
(3)	As disclosed in Schedule 13G, as filed with the SEC on March 8, 2017.

Information with respect to equity plans can be found in “Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Securities.”

ITEM 13.Certain Relationships and Related Transactions and Director Independence

Transactions with Certain Related Persons

All transactions between the Company and its executive officers, directors, holders of 10% or more of the shares of its common stock and affiliates thereof, are on terms no less favorable to the Company than could have been obtained by it in arm’s-length negotiations with unaffiliated persons. Such transactions must be approved by the Audit Committee of the Company following a review for potential conflicts of interest. In the ordinary course of business, Georgetown Bank makes loans available to its directors, officers and employees. These loans are made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to Georgetown Bank. These loans neither involve more than the normal risk of collectibility nor present other unfavorable features.

Section 402 of the Sarbanes-Oxley Act of 2002 generally prohibits an issuer from: (1) extending or maintaining credit; (2) arranging for the extension of credit; or (3) renewing an extension of credit in the form of a personal loan for an officer or director. There are several exceptions to this general prohibition, one of which is applicable to the Company. Section 402 of the Sarbanes-Oxley Act of 2002 does not apply to loans made by a depository institution that is insured by the FDIC and is subject to the insider lending restrictions of the Federal Reserve Act. All loans to Georgetown Bank’s directors and officers are made in conformity with the Federal Reserve Act and applicable regulations.

Board Independence

The Board of Directors has determined that, except for Mr. Balletto, each member of the Board of Directors is an “independent director” within the meaning of Rule 5605 of the NASDAQ corporate governance listing standards. Mr. Balletto is not considered independent because he serves as an executive officer of the Company. In determining the independence of the independent directors, the Board of Directors reviewed the following transactions, which are not required to be reported under “―Transactions With Certain Related Persons,” below:

Loans made in the normal course of business with Georgetown Bank

Director	Total Potential/ Outstanding Loan Balances as of December 31, 2016

Stephen L. Flynn	$1,862,061
Thomas L. Hamelin	382,500
Total	$2,244,561

Sales of merchandise to Georgetown Bank

Director	Sales for the year ended December 31, 2016

Stephen L. Flynn	$19,487

ITEM 14.Principal Accounting Fees and Services

Audit Fees

The following sets forth information with respect to the fees paid by the Company for the years ended December 31, 2016 and 2015 to Baker Newman & Noyes, P.A., LLC.

Audit Fees. During the year ended December 31, 2016, the fees billed for professional services rendered by Baker Newman & Noyes, P.A., LLC for the audit of the Company’s annual financial statements and for the review of the consolidated financial statements included in the Company’s quarterly reports on Forms 10-Q were $92,300. During the year ended December 31, 2015, the fees billed for professional services rendered by Shatswell, MacLeod & Company, P.C. for the review of the consolidated financial statements included in the Company’s quarterly reports on Forms 10-Q were $7,400. During the year ended December 31, 2015, the fees billed for professional services rendered by Baker Newman & Noyes, P.A., LLC for the audit of the Company’s annual financial statements and for the review of the consolidated financial statements included in the Company’s quarterly reports on Forms 10-Q were $82,210.

Audit-Related Fees. During the years ended December 31, 2016 and 2015, there were aggregate fees of $2,400 and $2,300, respectively, billed for professional services by Baker Newman & Noyes, P.A., LLC that were reasonably related to the performance of the audits.

Tax Fees. During the year ended December 31, 2016 the fees billed for professional services by Baker Newman & Noyes, P.A., LLC for such tax services were $11,200. During the year ended December 31, 2015 the fees billed for professional services by Baker Newman & Noyes, P.A., LLC for such tax services were $10,800.

All Other Fees. During the year ended December 31, 2016 the fees billed for professional services rendered by Baker Newman & Noyes, P.A., LLC for assistance with the accounting for Small Business Administration loan sales were $2,450. During the year ended December 31, 2015, there were no non-audit fees billed by Baker Newman & Noyes, P.A., LLC.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chairman when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. All audit and non-audit services for the past two years were pre-approved by the Audit Committee.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

(a)Financial Statements

The financial statements filed as a part of this Form 10-K are as follows:

(A)	Report of Independent Registered Public Accounting Firm (page F-2)

(B)	Consolidated Balance Sheets (page F-3)

(C)	Consolidated Statements of Income (page F-4)

(D)	Consolidated Statements of Comprehensive Income (page F-5)

(E)	Consolidated Statements of Changes In Stockholders’ Equity (page F-6)

(F)	Consolidated Statements of Cash Flows (page F-7 to page F-8)

(G)	Notes to Consolidated Financial Statements (page F-9 to page F-50)

(b)Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(c)Exhibits

3.1	Articles of Incorporation of Georgetown Bancorp, Inc. (1)
3.2	Bylaws of Georgetown Bancorp, Inc. (1)
4	Form of Common Stock Certificate of Georgetown Bancorp, Inc. (1)
10.1	SBERA Defined Contribution Plan and Non-standardized Adoption Agreement (2)
10.2	Georgetown Savings Bank 2010 Incentive Compensation Plan (3)
10.3	[Omitted]
10.4	[Omitted]
10.5	Supplemental Retirement Plan for Senior Executives, dated June 23, 2008 (6)
10.6	Endorsement Split-Dollar Life Insurance Agreement by and between Georgetown Savings Bank and Robert E. Balletto, dated June 23, 2008 (7)
10.7	Endorsement Split-Dollar Life Insurance Agreement by and between Georgetown Savings Bank and Joseph W. Kennedy, dated June 23, 2008 (8)
10.8	Employment Agreement between Georgetown Bank and Robert E. Balletto, dated March 23, 2015 (9)
10.9	Employment Agreement between Georgetown Bank and Joseph W. Kennedy, dated March 23, 2015 (10)
10.10	Georgetown Savings Bank Supplemental Disability Benefit Plan for Senior Officers dated April 11, 2012 (11)
10.11	Employment Agreement between Georgetown Bancorp, Inc. and Robert E. Balletto, dated March 23, 2015 (12)
10.12	Employment Agreement between Georgetown Bancorp, Inc. and Joseph W. Kennedy, dated March 23, 2015 (13)
10.13	[Omitted]
10.14	Incentive Compensation Plan 2016 Goals for Frederick H. Weismann (14)
10.15	Incentive Compensation Plan 2016 Goals for Robert E. Balletto (15)
10.16	Incentive Compensation Plan 2016 Goals for Joseph W. Kennedy (16)
10.17	Incentive Compensation Plan 2015 Goals for Robert E. Balletto (17)
10.18	Incentive Compensation Plan 2015 Goals for Joseph W. Kennedy (18)
10.19	Incentive Compensation Plan 2015 Goals for Frederick H. Weismann (19)
10.20	Employment Agreement between Salem Five Cents Savings Bank and Robert E. Balletto, dated October 5 2016 (20)
10.21	Employment Agreement between Salem Five Cents Savings Bank and Joseph W. Kennedy, dated October 5, 2016 (21)
10.22	Change in Control Agreement between Georgetown Bank and Frederick H. Weismann, dated October 23, 2014 (22)
14	Code of Ethics (23)
21	Subsidiaries of Registrant (1)
23	Consent of Independent Registered Public Accounting Firm–Baker, Newman & Noyes, LLC
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial statements of Georgetown Bancorp, Inc. formatted in XBRL: (1) Consolidated Balance Sheets at December 31, 2016 and 2015, (2) Consolidated Statements of Income for the years ended December 31, 2016 and 2015, (3) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015, (4) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016 and 2015, (5) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, (6) and the Notes to the Consolidated Financial Statements.

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

(3)	Incorporated by reference to Exhibit 10.4 to the Form 10-K of Georgetown-Federal, filed with the Securities and Exchange Commission on March 31, 2011.
(4)	[Omitted]
(5)	[Omitted]
(6)	Incorporated by reference to Exhibit 10.3 to the Form 8-K of Georgetown-Federal, filed with the Securities and Exchange Commission on June 27, 2008.
(7)	Incorporated by reference to Exhibit 10.4 to the Form 8-K of Georgetown-Federal, filed with the Securities and Exchange Commission on June 27, 2008.
(8)	Incorporated by reference to Exhibit 10.5 to the Form 8-K of Georgetown-Federal, filed with the Securities and Exchange Commission on June 27, 2008.
(9)	Incorporated by reference to Exhibit 10.2 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595), filed with the Securities and Exchange Commission on March 26, 2015.
(10)	Incorporated by reference to Exhibit 10.4 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595), filed with the Securities and Exchange Commission on March 26, 2015.
(11)	Incorporated by reference to Exhibit 10.3 to the Form 8-K of Georgetown-Federal, filed with the Securities and Exchange Commission on April 17, 2012.
(12)	Incorporated by reference to Exhibit 10.1 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595), filed with the Securities and Exchange Commission on March 26, 2015.
(13)	Incorporated by reference to Exhibit 10.3 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595), filed with the Securities and Exchange Commission on March 26, 2015.
(14)	Incorporated by reference to Exhibit 10.2 to the Form 8-K of Georgetown Bancorp, Inc. filed with the Securities and Exchange Commission on April 27, 2016.
(15)	Incorporated by reference to Exhibit 10.1 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on April 27, 2016.
(16)	Incorporated by reference to Exhibit 10.3 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on April 27, 2016.
(17)	Incorporated by reference to Exhibit 10.1 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on January 29, 2015.
(18)	Incorporated by reference to Exhibit 10.3 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on January 29, 2015.
(19)	Incorporated by reference to Exhibit 10.2 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on January 29, 2015.
(20)	Incorporated by reference to Exhibit 10.2 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on October 11, 2016.
(21)	Incorporated by reference to Exhibit 10.3 to the Form 8-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on October 11, 2016.
(22)	Incorporated by reference to Exhibit 10.13 to the Form 10-K of Georgetown Bancorp, Inc. (file no. 001-35595, filed with the Securities and Exchange Commission on March 29, 2016.

(23)Incorporated by reference to the Form 10-KSB of Georgetown Federal filed with the Securities and Exchange Commission on September 28, 2006.

ITEM 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGETOWN BANCORP, INC.

Date: March 27, 2017	By:	/s/ Robert E. Balletto
Robert E. Balletto
President, Chief Executive Officer and Director (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert E. Balletto	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2017
Robert E. Balletto

/s/ Joseph W. Kennedy	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 27, 2017
Joseph W. Kennedy

/s/ J. Richard Murphy	Chairman of the Board	March 23, 2017
J. Richard Murphy

Vice Chairman of the Board
Mary L. Williams

/s/ Keith N. Congdon	Director	March 27, 2017
Keith N. Congdon

/s/ Stephen L. Flynn	Director	March 27, 2017
Stephen L. Flynn

/s/ Thomas L. Hamelin	Director	March 27, 2017
Thomas L. Hamelin

/s/ Marybeth McInnis	Director	March 27, 2017
Marybeth McInnis

/s/ Kathleen R. Sachs	Director	March 27, 2017
Kathleen R. Sachs

/s/ David A. Splaine	Director	March 27, 2017
David A. Splaine

/s/ Robert T. Wyman	Director	March 27, 2017
Robert T. Wyman