Form 10-Q
period 2017-03-31
Georgetown Bancorp, Inc.
filed 2017-05-12
CIK 1542299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date:  Common Stock, $0.01 par value, 1,836,250 shares outstanding as of May 8, 2017.

Form 10-Q

GEORGETOWN BANCORP, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	At	At
	March 31,	December 31,
	2017	2016
	(Unaudited)
	(In thousands, except share data)
ASSETS

Cash and due from banks	$2,452	$2,945
Short-term investments	5,701	3,184
Total cash and cash equivalents	8,153	6,129

Securities available for sale, at fair value	18,847	19,772
Securities held to maturity, at amortized cost (fair value of $2,453 at March 31, 2017 and $2,490 at December 31, 2016)	2,462	2,503
Federal Home Loan Bank stock, at cost	2,751	2,341
Bankers Bank Northeast stock, at cost	60	60
Loans held for sale	—	271
Loans, net of allowance for loan losses of $2,642 at March 31, 2017 and $2,605 at December 31, 2016	279,567	277,371
Premises and equipment, net	4,035	4,133
Accrued interest receivable	826	816
Bank-owned life insurance	3,231	3,206
Other assets	1,930	2,030

Total assets	$321,862	$318,632

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$240,530	$240,508
Short-term Federal Home Loan Bank advances	21,000	17,250
Long-term Federal Home Loan Bank advances	23,600	24,600
Mortgagors’ escrow accounts	1,973	1,633
Accrued expenses and other liabilities	2,356	2,485
Total liabilities	289,459	286,476

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share: 50,000,000 shares authorized at March 31, 2017 and December 31, 2016; none outstanding	—	—
Common stock, $0.01 par value per share: 100,000,000 shares authorized, 1,836,250 shares issued at March 31, 2017 and 1,840,920 shares issued at December 31, 2016	18	18
Additional paid-in capital	19,809	19,871
Retained earnings	13,825	13,635
Accumulated other comprehensive loss	(5)	(41)
Unearned compensation - ESOP (70,595 shares unallocated at March 31, 2017 and 72,405 shares unallocated at December 31, 2016)	(733)	(753)
Unearned compensation - Restricted stock (30,076 shares non-vested at March 31, 2017 and 46,449 shares non-vested at December 31, 2016)	(511)	(574)
Total stockholders’ equity	32,403	32,156

Total liabilities and stockholders’ equity	$321,862	$318,632

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except share and per share data)

Interest and dividend income:
Loans, including fees	$3,246	$3,003
Securities	142	154
Short-term investments	7	6
Total interest and dividend income	3,395	3,163

Interest expense:
Deposits	494	411
Short-term Federal Home Loan Bank advances	47	20
Long-term Federal Home Loan Bank advances	121	143
Total interest expense	662	574

Net interest and dividend income	2,733	2,589
Provision for loan losses	39	74
Net interest and dividend income, after provision for loan losses	2,694	2,515

Non-interest income:
Customer service fees	165	184
Mortgage banking income, net	15	9
Gain on sale of SBA loans	—	15
Income from bank-owned life insurance	25	26
Other	11	8
Total non-interest income	216	242

Non-interest expenses:
Salaries and employee benefits	1,426	1,411
Occupancy and equipment expenses	254	265
Data processing expenses	172	214
Professional fees	204	291
Merger related expenses	96	—
Advertising expenses	3	87
FDIC insurance	53	44
ATM service charge expenses	34	32
Other general and administrative expenses	240	293
Total non-interest expenses	2,482	2,637

Income before income taxes	428	120

Income tax provision	150	40

Net income	$278	$80

Weighted-average number of common shares outstanding:
Basic	1,767,231	1,754,525
Diluted	1,805,521	1,759,031

Net income per share:
Basic	$0.16	$0.05
Diluted	$0.15	$0.05

Dividends paid per share	$0.0500	$0.0475

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)

Net income	$278	$80

Net unrealized gain on securities available for sale	58	238
Income tax provision	(22)	(84)
Other comprehensive income, net of tax	36	154

Comprehensive income	$314	$234

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation-	Compensation-
	Stock	Capital	Earnings	(Loss) Income	ESOP	Restricted Stock	Total
	(In thousands)

Balance at December 31, 2015	$18	$19,402	$13,788	$46	$(835)	$(511)	$31,908

Net income	—	—	80	—	—	—	80
Other comprehensive income	—	—	—	154	—	—	154
Cash dividends paid ($0.0475 per share)	—	—	(83)	—	—	—	(83)
Common stock held by ESOP allocated or committed to be allocated (1,810 shares)	—	15	—	—	20	—	35
Restricted stock granted in connection with equity incentive plan (16,500 shares)	—	320	—	—	—	(320)	—
Purchased stock related to vested restricted stock (3,818 shares)	—	(74)	—	—	—	—	(74)
Share based compensation - options	—	27	—	—	—	—	27
Share based compensation - restricted stock	—	—	—	—	—	59	59

Balance at March 31, 2016	$18	$19,690	$13,785	$200	$(815)	$(772)	$32,106

Balance at December 31, 2016	$18	$19,871	$13,635	$(41)	$(753)	$(574)	$32,156

Net income	—	—	278	—	—	—	278
Other comprehensive income	—	—	—	36	—	—	36
Cash dividends paid ($0.05 per share)	—	—	(88)	—	—	—	(88)
Common stock held by ESOP allocated or committed to be allocated (1,810 shares)	—	27	—	—	20	—	47
Purchased stock related to vested restricted stock (4,670 shares)	—	(120)	—	—	—	—	(120)
Share based compensation - options	—	31	—	—	—	—	31
Share based compensation - restricted stock	—	—	—	—	—	63	63

Balance at March 31, 2017	$18	$19,809	$13,825	$(5)	$(733)	$(511)	$32,403

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)

Cash flows from operating activities:
Net income	$278	$80
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Provision for loan losses	39	74
Amortization of securities, net	41	31
Net change in deferred loan fees and costs	(56)	(10)
Depreciation and amortization expense	106	98
(Increase) decrease in accrued interest receivable	(10)	29
Income from bank-owned life insurance	(25)	(26)
Stock-based compensation expense	141	121
Excess tax benefit on share-based compensation	(42)	—
Gain on sale of loans	(4)	(15)
Loans originated for sale	—	(210)
Proceeds from sales of loans	275	225
Net change in other assets and liabilities	(9)	(891)
Net cash provided by (used by) operating activities	734	(494)

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	947	577
Activity in securities held to maturity:
Maturities, prepayments and calls	36	48
Purchases	—	(2,494)
Purchase of Federal Home Loan Bank stock	(410)	—
Redemption of Federal Home Loan Bank stock	—	511
Loan originations, net	(456)	(5,451)
Principal balance of loans purchased	(1,723)	(3,131)
Purchase of premises and equipment	(8)	(358)
Net cash used by investing activities	(1,614)	(10,298)

(continued)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(concluded)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)

Cash flows from financing activities:
Net change in deposits	22	28,089
Net change in Federal Home Loan Bank advances with maturities of three months or less	4,250	(15,250)
Repayments of Federal Home Loan Bank advances with maturities greater than three months	(1,500)	(1,000)
Net change in mortgagors’ escrow accounts	340	390
Repurchase of common stock	(120)	(74)
Cash dividends paid on common stock	(88)	(83)
Net cash provided by financing activities	2,904	12,072

Net change in cash and cash equivalents	2,024	1,280

Cash and cash equivalents at beginning of period	6,129	7,758

Cash and cash equivalents at end of period	$8,153	$9,038

Supplementary information:
Interest paid on deposit accounts	$495	$411
Interest paid on advances	163	167
Income taxes paid	176	111
Change in due to broker for investment purchases	—	(2,505)

See accompanying notes to consolidated financial statements.

GEORGETOWN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)Basis of Presentation

The accompanying unaudited financial statements of Georgetown Bancorp, Inc., a Maryland corporation, (the “Company”) were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2016 Consolidated Financial Statements presented in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 30, 2017. The consolidated financial statements include the accounts of Georgetown Bank (the “Bank”) and its wholly owned subsidiary, Georgetown Securities Corporation. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

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

On October 5, 2016, Salem Five Bancorp, a Massachusetts mutual holding company, Bright Star, Inc., a Maryland corporation and wholly-owned subsidiary of Salem Five Bancorp, and the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Bright Star, Inc. will merge with and into the Company.  Shareholders of the Company will receive $26.00 in cash in exchange for each share of Company common stock they own.  Salem Five Bancorp has received all regulatory approvals to allow it to proceed with the acquisition of the Company.  The transaction is expected to be completed by May 23, 2017.  Immediately following this, the Bank will merge with and into Salem Five Bancorp’s wholly-owned subsidiary, Salem Five Cents Savings Bank (“Salem Five Bank”).  Immediately following the merger of the two banks, the Company shall dissolve and liquidate into Salem Five Bancorp.

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

Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except share and per share data)

Net income available to common stockholders	$278	$80

Basic common shares:
Weighted average shares outstanding	1,799,280	1,788,005
Less: Weighted average unallocated ESOP shares	(71,769)	(79,009)
Add: Weighted average unvested restricted stock shares with non-forfeitable dividend rights	39,720	45,529
Basic weighted average common shares outstanding	1,767,231	1,754,525

Dilutive potential common shares	38,290	4,506

Diluted weighted average common shares outstanding	1,805,521	1,759,031

Basic earnings per share	$0.16	$0.05

Diluted earnings per share	$0.15	$0.05

Options to purchase 122,775 shares, representing all outstanding options, were included in the computation of diluted earnings per share for the three months ended March 31, 2017 and 2016.

(4)Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and makes targeted improvements to GAAP as follows:

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Under this ASU, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The guidance will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified) and permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. The Company realized a $42,000 tax benefit during the three months ended March 31, 2017 related to share based compensation.

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

In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities.”  This ASU amends the amortization period for certain callable debt securities held at a premium. The amendment shortens the amortization period for the premium to the earliest call date. Under current generally accepted accounting principles, the premium is generally amortized as an adjustment of yield over the contractual life of the instrument. The amendments in this ASU are effective for public entities for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

(5)Securities

A summary of securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

At March 31, 2017

Securities available for sale

State and municipal	$2,350	$48	$(3)	$2,395

Residential mortgage-backed securities	16,501	71	(120)	16,452

Total securities available for sale	$18,851	$119	$(123)	$18,847

Securities held to maturity

State and municipal	$569	$—	$(5)	$564

Residential mortgage-backed securities	1,893	2	(6)	1,889

Total securities held to maturity	$2,462	$2	$(11)	$2,453

At December 31, 2016

Securities available for sale

State and municipal	$2,362	$27	$(4)	$2,385

Residential mortgage-backed securities	17,472	57	(142)	17,387

Total securities available for sale	$19,834	$84	$(146)	$19,772

Securities held to maturity

State and municipal	$570	$—	$(5)	$565

Residential mortgage-backed securities	1,933	3	(11)	1,925

Total securities held to maturity	$2,503	$3	$(16)	$2,490

All residential mortgage-backed securities have been issued by government-sponsored enterprises.

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2017 is as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

After five years through ten years	$525	$537	$—	$—
Over ten years	1,825	1,858	569	564
	2,350	2,395	569	564
Residential mortgage-backed securities	16,501	16,452	1,893	1,889

	$18,851	$18,847	$2,462	$2,453

There were no sales of securities for the three months ended March 31, 2017 and 2016.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous loss position, is as follows:

	Less Than Twelve Months		Twelve Months Or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
At March 31, 2017

Securities available for sale

State and municipal	$(3)	$239	$—	$—
Residential mortgage-backed securities	(120)	8,245	—	—

Total securities available for sale	(123)	8,484	—	—

Securities held to maturity

State and municipal	(5)	564	—	—
Residential mortgage-backed securities	(6)	1,869	—	—

Total securities held to maturity	(11)	2,433	—	—

Total temporarily impaired securities	$(134)	$10,917	$—	$—

At December 31, 2016

Securities available for sale

State and municipal	$(4)	$512	$—	$—
Residential mortgage-backed securities	(142)	8,718	—	—

Total securities available for sale	(146)	9,230	—	—

Securities held to maturity

State and municipal	(5)	565	—	—
Residential mortgage-backed securities	(11)	1,898	—	—

Total securities held to maturity	(16)	2,463	—	—

Total temporarily impaired securities	$(162)	$11,693	$—	$—

Each reporting period, the Company evaluates all securities classified as available for sale or held to maturity with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary.

The Company believes that the unrealized losses on ten securities at March 31, 2017 in the table above were primarily caused by changes in interest rates and not by credit quality.  Seven of the investments are guaranteed by the U.S. Government or its agencies and the three remaining municipal securities were issued by the city of New York, and the school districts of Circleville and Fremont, Ohio.  Management has not decided to sell these securities, nor is it likely that the Company will be required to sell the securities; as such no declines are deemed to be other-than-temporary.

(6)Loans and Servicing

Loans

A summary of loans is as follows:

	At		At
	March 31,		December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential loans:
One- to four-family	$92,869	32.97%	$90,190	32.27%
Home equity loans and lines of credit	15,468	5.49	15,879	5.68
Total residential mortgage loans	108,337	38.46	106,069	37.95

Commercial loans:
One- to four-family investment property	14,400	5.11	13,081	4.68
Multi-family real estate	30,214	10.73	30,748	11.00
Commercial real estate	83,390	29.60	83,583	29.90
Commercial business	23,851	8.47	20,675	7.40
Total commercial loans	151,855	53.91	148,087	52.98

Construction loans:
One- to four-family	9,368	3.33	12,599	4.51
Multi-family	4,505	1.60	5,725	2.05
Non-residential	7,454	2.65	6,830	2.44
Total construction loans	21,327	7.58	25,154	9.00

Consumer	150	0.05	182	0.07

Total loans	281,669	100.00%	279,492	100.00%

Other items:
Net deferred loan costs	540		484
Allowance for loan losses	(2,642)		(2,605)

Total loans, net	$279,567		$277,371

An analysis of the allowance for loan losses for the three months ended March 31, 2017 and 2016 and at March 31, 2017 and December 31, 2016 is below. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
			One‑ to four‑
		Home equity	family
	One‑ to four‑	loans and	investment	Multi‑family	Commercial	Commercial	One‑ to four‑		Non-
	family	lines of credit	property	real estate	real estate	business	family	Multi‑family	residential	Consumer	Unallocated	Total

	(In thousands)
Allowance for loan losses

Three Months Ended March 31, 2017
Beginning Balance	$171	$238	$79	$234	$1,262	$364	$104	$47	$104	$2	$—	$2,605
Charge-offs	—	—	—	—	—	—	—	—	—	(3)	—	(3)
Recoveries	—	1	—	—	—	—	—	—	—	—	—	1
Provision (benefit)	5	(7)	7	(4)	(3)	55	(22)	(10)	10	2	6	39
Ending Balance	$176	$232	$86	$230	$1,259	$419	$82	$37	$114	$1	$6	$2,642

Three Months Ended March 31, 2016
Beginning Balance	$197	$276	$90	$233	$1,021	$305	$113	$12	$91	$2	$68	$2,408
Charge-offs	—	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	1	—	—	—	—	—	—	—	—	—	1
(Benefit) provision	(17)	(17)	(7)	(7)	105	33	26	2	6	—	(50)	74
Ending Balance	$180	$260	$83	$226	$1,126	$338	$139	$14	$97	$2	$18	$2,483

At March 31, 2017

Allowance for loan losses
Individually evaluated for impairment	$—	$—	$7	$—	$—	$—	$—	$—	$—	$—	$—	$7
Collectively evaluated for impairment	176	232	79	230	1,259	419	82	37	114	1	6	2,635
	$176	$232	$86	$230	$1,259	$419	$82	$37	$114	$1	$6	$2,642

Loans
Individually evaluated for impairment	$1,529	$296	$85	$—	$278	$—	$—	$—	$—	$—	$—	$2,188
Collectively evaluated for impairment	91,340	15,172	14,315	30,214	83,112	23,851	9,368	4,505	7,454	150	—	279,481
	$92,869	$15,468	$14,400	$30,214	$83,390	$23,851	$9,368	$4,505	$7,454	$150	$—	$281,669

At December 31, 2016

Allowance for loan losses
Individually evaluated for impairment	$—	$—	$7	$—	$—	$—	$—	$—	$—	$—	$—	$7
Collectively evaluated for impairment	171	238	72	234	1,262	364	104	47	104	2	—	2,598
	$171	$238	$79	$234	$1,262	$364	$104	$47	$104	$2	$—	$2,605

Loans
Individually evaluated for impairment	$1,543	$143	$85	$—	$281	$—	$—	$—	$—	$—	$—	$2,052
Collectively evaluated for impairment	88,647	15,736	12,996	30,748	83,302	20,675	12,599	5,725	6,830	182	—	277,440
	$90,190	$15,879	$13,081	$30,748	$83,583	$20,675	$12,599	$5,725	$6,830	$182	$—	$279,492

The following is a summary of past-due and non-accrual loans at March 31, 2017 and December 31, 2016. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
At March 31, 2017
Residential loans:
One- to four-family	$—	$—	$742	$742	$92,127	$92,869	$—	$742
Home equity loans and lines of credit	40	157	—	197	15,271	15,468	—	195

Commercial loans:
One- to four-family investment property	—	—	—	—	14,400	14,400	—	—
Multi-family real estate	—	—	—	—	30,214	30,214	—	—
Commercial real estate	—	—	—	—	83,390	83,390	—	—
Commercial business	—	—	—	—	23,851	23,851	—	—

Construction loans:
One- to four-family	—	—	—	—	9,368	9,368	—	—
Multi-family	—	—	—	—	4,505	4,505	—	—
Non-residential	—	—	—	—	7,454	7,454	—	—

Consumer	—	—	—	—	150	150	—	—
Total	$40	$157	$742	$939	$280,730	$281,669	$—	$937

	Loans delinquent for:						90 days
			90 days	Total	Total	Total	or more	Non-accrual
	30 - 59 Days	60 - 89 Days	or more	Past Due	Current	Loans	and accruing	Loans
	(In thousands)
At December 31, 2016
Residential loans:
One- to four-family	$—	$—	$755	$755	$89,435	$90,190	$—	$755
Home equity loans and lines of credit	191	20	41	252	15,627	15,879	—	198

Commercial loans:
One- to four-family investment property	—	—	—	—	13,081	13,081	—	—
Multi-family real estate	—	—	—	—	30,748	30,748	—	—
Commercial real estate	—	—	—	—	83,583	83,583	—	—
Commercial business	—	—	—	—	20,675	20,675	—	—

Construction loans:
One- to four-family	—	—	—	—	12,599	12,599	—	—
Multi-family	—	—	—	—	5,725	5,725	—	—
Non-residential	—	—	—	—	6,830	6,830	—	—

Consumer	7	3	—	10	172	182	—	—
Total	$198	$23	$796	$1,017	$278,475	$279,492	$—	$953

The following is a summary of impaired loans at March 31, 2017 and December 31, 2016, and for the threee months and year then ended, respectively.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
(In thousands)
At March 31, 2017
Impaired loans without a valuation allowance

Residential loans:
One- to four-family	$1,529	$1,549	$—	$1,536	$14
Home equity loans and lines of credit	296	296	—	220	1
Commercial loans:
One- to four-family investment property	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	278	278	—	280	4
Commercial business	—	—	—	—	—
Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total impaired with no related allowance	$2,103	$2,123	$—	$2,036	$19

Impaired loans with a valuation allowance

Residential loans:
One- to four-family	$—	$—	$—	$—	$—
Home equity loans and lines of credit	—	—	—	—	—
Commercial loans:
One- to four-family investment property	85	85	7	85	1
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Construction loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Non-residential	—	—	—	—	—
Consumer	—	—	—	—	—

Total with an allowance recorded	$85	$85	$7	$85	$1

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
(In thousands)
At December 31, 2016
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

The Company made no loan modifications that resulted in a troubled debt restructuring (“TDR”) during the three months ended March 31, 2017 and 2016.  At March 31, 2017, there were no commitments to lend additional funds to borrowers whose loans were previously modified in TDRs.

At March 31, 2017 and December 31, 2016, there were no TDR loans in default of their modified terms.

The Company has one residential loan in the process of foreclosure with a recorded balance of $157,000 at March 31, 2017.

The following table represents the Company’s loans by risk rating at March 31, 2017 and December 31, 2016. For additional information please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Residential		Commercial				Construction
			One‑ to four‑
		Home equity	family
	One‑ to four‑	loans and lines	investment	Multi‑family	Commercial	Commercial	One‑ to four‑		Non-
	family	of credit	property	real estate	real estate	business	family	Multi‑family	residential	Consumer	Total
	(In thousands)
At March 31, 2017

Classification:
Not formally rated	$91,216	$15,193	$—	$—	$—	$—	$—	$—	$—	$150	$106,559
Pass	—	—	14,315	30,214	82,360	23,467	9,368	4,505	7,454	—	171,683
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	1,653	275	85	—	1,030	384	—	—	—	—	3,427
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$92,869	$15,468	$14,400	$30,214	$83,390	$23,851	$9,368	$4,505	$7,454	$150	$281,669

At December 31, 2016

Classification:
Not formally rated	$88,522	$15,601	$—	$—	$—	$—	$—	$—	$—	$182	$104,305
Pass	—	—	12,996	30,748	82,873	20,526	12,599	5,725	6,830	—	172,297
Special mention	—	—	—	—	—	—	—	—	—	—	—
Substandard	1,668	278	85	—	710	149	—	—	—	—	2,890
Doubtful	—	—	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—	—	—
Total loans	$90,190	$15,879	$13,081	$30,748	$83,583	$20,675	$12,599	$5,725	$6,830	$182	$279,492

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

Loans serviced for others and mortgage servicing rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $80.9 million and $83.2 million at March 31, 2017 and December 31, 2016, respectively.

The risks inherent in the mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The fair value of servicing rights was $580,000 and $601,000 at March 31, 2017 and December 31, 2016, respectively, and was determined using the moving average 10-year, U.S. Treasury rate plus 5.0%, adjusted to reflect the current credit spreads and conditions in the market as a discount rate. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a moving average of prepayment data published by the Securities Industry and Financial Markets Association and an independent third party proprietary analysis of prepayment rates embedded in liquid mortgage securities markets and modeled against the serviced loan portfolio by the independent third party valuation specialist.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity related to valuation allowances.

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)

Mortgage servicing rights:
Balance at beginning of period	$242	$523
Additions	—	—
Amortization	(53)	(78)
Balance at end of period	189	445

Valuation allowance:
Balance at beginning of period	6	4
Additions	1	12
Reductions	—	—
Balance at end of period	7	16

Mortgage servicing rights, net	$182	$429

Fair value of mortgage servicing rights	$580	$799

(7)Secured Borrowings and Collateral

Federal Home Loan Bank advances

At March 31, 2017, all Federal Home Loan Bank of Boston (“FHLB”) advances were secured by a blanket security agreement on qualified collateral, principally first mortgage loans on owner-occupied residential property of $79.4 million, commercial real estate loans in the amount of $23.8 million and mortgage-backed securities with a fair value of $18.3 million.

(8)Fair Value Measurements

The Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value as follows:

Level l - Valuation is based on quoted prices in active markets for identical assets or liabilities. Level l assets and liabilities generally include debt and equity securities that are traded in an active exchange market. At March 31, 2017, the Company had no assets or liabilities valued using Level 1 measurements.

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

All of the Company’s securities that are measured at fair value are included in Level 2 and are based on pricing models from independent, third party pricing services that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. There are no liabilities measured at fair value. All of the Company’s impaired loans that are measured at fair value are included in Level 3 and are based on the appraised value of the underlying collateral considering discounting factors, if deemed appropriate, and adjusted for selling costs. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation. The Company did not have any significant transfers of assets or liabilities to or from Levels 1 and 2 of the fair value hierarchy during the three-month period ended March 31, 2017.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 are summarized below.

				Total
				Assets
	Level 1	Level 2	Level 3	at Fair Value
	(In thousands)
At March 31, 2017

Assets

Securities available for sale

State and municipal	$—	$2,395	$—	$2,395

Residential mortgage-backed securities	—	16,452	—	16,452

Total securities available for sale	$—	$18,847	$—	$18,847

At December 31, 2016

Assets

Securities available for sale

State and municipal	$—	$2,385	$—	$2,385

Residential mortgage-backed securities	—	17,387	—	17,387

Total securities available for sale	$—	$19,772	$—	$19,772

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. Assets measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016 are summarized below. The fair value adjustments relate to the amount of write-down recorded or related allowance recorded as of March 31, 2017 and December 31, 2016.

				Assets	Adjustments
	Level 1	Level 2	Level 3	at Fair Value	to Fair Value
	(In thousands)
At March 31, 2017

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

Off-balance-sheet instruments:  The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.  At March 31, 2017 and December 31, 2016, the fair value of commitments outstanding is not significant since fees charged are not material.

The estimated fair values and related carrying amounts of the Company’s financial instruments at March 31, 2017 and December 31, 2016 are as follows.

	March 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$8,153	$8,153	$—	$—	$8,153
Securities available for sale	18,847	—	18,847	—	18,847
Securities held to maturity	2,462	—	2,453	—	2,453
FHLB stock	2,751	2,751	—	—	2,751
BBN stock	60	60	—	—	60
Loans, net	279,567	—	—	277,713	277,713
Accrued interest receivable	826	826	—	—	826
Capitalized mortgage servicing rights	182	—	580	—	580

Financial liabilities:
Deposits	$240,530	$—	$241,273	$—	$241,273
Short-term FHLB advances	21,000	21,000	—	—	21,000
Long-term FHLB advances	23,600	—	23,679	—	23,679
Mortgagors’ escrow accounts	1,973	1,973	—	—	1,973
Accrued interest payable	62	62	—	—	62

	December 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$6,129	$6,129	$—	$—	$6,129
Securities available for sale	19,772	—	19,772	—	19,772
Securities held to maturity	2,503	—	2,490	—	2,490
FHLB stock	2,341	2,341	—	—	2,341
BBN stock	60	60	—	—	60
Loans held for sale	271	275	—	—	275
Loans, net	277,371	—	—	275,824	275,824
Accrued interest receivable	816	816	—	—	816
Capitalized mortgage servicing rights	236	—	601	—	601

Financial liabilities:
Deposits	$240,508	$—	$241,264	$—	$241,264
Short-term FHLB advances	17,250	17,250	—	—	17,250
Long-term FHLB advances	24,600	—	24,699	—	24,699
Mortgagors’ escrow accounts	1,633	1,633	—	—	1,633
Accrued interest payable	58	58	—	—	58

(9)Equity Incentive Plans

At March 31, 2017, the Company had two equity incentive plans, the 2009 Equity Plan and the 2014 Equity Plan. Both plans were described more fully in Note 12 of the consolidated financial statements for the year ended December 31, 2016.

The following tables present the activity for the 2009 and 2014 Equity Plans as of and for the three months ended March 31, 2017.

	Stock Options
	2017
		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at beginning of year	122,775	$15.49

Outstanding at end of period	122,775	$15.49

Exercisable at end of period	74,477

Aggregate intrinsic value of outstanding options at end of period	$1,278,000

Options Outstanding				Options Exercisable
Number	Weighted-Average		Weighted	Number	Weighted
Outstanding	Remaining		Average	Exercisable	Average
as of 3/31/2017	Contractual Life		Exercise Price	as of 3/31/2017	Exercise Price

8,712	2.90	Years	$9.33	8,712	$9.33
9,683	3.90	Years	$9.55	9,683	$9.55
8,570	4.90	Years	$9.58	8,570	$9.58
15,200	5.90	Years	$14.00	12,850	$14.00
17,110	6.90	Years	$14.98	12,446	$14.98
30,000	7.90	Years	$17.55	14,400	$17.55
33,500	8.90	Years	$19.40	7,816	$19.40
122,775	6.91	Years	$15.49	74,477	$13.78

	Non-vested
	Restricted Stock
	2017
		Weighted
		Average
	Number of	Grant Date
	Shares	Value

Outstanding at beginning of year	46,449	$17.00
Vested	(16,373)	$15.99

Outstanding at end of period	30,076	$17.56

As of March 31, 2017, unrecognized share-based compensation expense related to non-vested options amounted to $278,000 and the unrecognized share-based compensation expense related to non-vested restricted stock amounted to $511,000. The unrecognized expense related to the non-vested options and non-vested restricted stock will be recognized over a weighted average period of 3.0 and 2.8 years, respectively.

For the three months ended March 31, 2017, the Company recognized compensation expense for stock options of $31,000 with a related tax benefit of $4,000. The related tax benefit applies only to non-qualified stock options.  For the three months ended March 31, 2017, the Company recognized compensation expense for restricted stock awards of $63,000 with a related tax benefit of $25,000.

The Company declared a quarterly cash dividend of $0.05 per share of common stock on April 24, 2017.  The dividend will be paid on or about May 22, 2017, to stockholders of record as of the close of business on May 8, 2017.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects,” “subject,” “believe,” “will,” “intends,” “will be” or “would.” These statements are subject to change based on various important factors (some of which are beyond the Company’s or the Bank’s control) and actual results may differ materially. Accordingly, readers should not place undue reliance on any forward-looking statements, which reflect management’s analysis of factors only as of the date of which they are given. These factors include general economic conditions, trends in interest rates, the ability of our borrowers to repay their loans, competition, real estate values in our market area, the ability of the Company or the Bank to effectively manage its growth, and results of regulatory examinations, among other factors. The foregoing list of important factors is not exclusive. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Current Reports on Form 8-K.

Except as required by applicable law and regulation, the Company does not undertake — and specifically disclaims any obligation — to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

The Company’s results of operations depend primarily on net interest and dividend income, which is the difference between the interest and dividend income earned on its interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and FHLB advances. The Company also generates non-interest income, primarily from fees and service charges. The Company’s non-interest expense primarily consists of employee compensation and benefits, occupancy and equipment expense, advertising, data processing, professional fees and other operating expenses.

Net income for the three months ended March 31, 2017 increased $198,000 compared to the same period in 2016. The increase was primarily due to an increase in net interest and dividend income and a reduction in non-interest expenses.  Net interest and dividend income increased $144,000, or 5.6%, primarily due to the increase in commercial loans and residential loans outstanding, partially offset by increased interest expense on deposits.  Non-interest expense decreased $155,000, or 5.9%, due primarily to a reduction in overhead.  The reduction in overhead was primarily due to a reduction in marketing and recruitment expenses.  Included in non-interest expense for the three months ended March 31, 2017 was $96,000 in merger related expenses, the majority of which are not tax deductible.  The provision for loan losses totaled $39,000 for the three months ended March 31, 2017, compared to a $74,000 provision for loan losses during the same period in 2016.  Non-interest income decreased $26,000, or 10.7%, primarily due to a decrease in customer service fees and gain on sale of Small Business Administration (“SBA”) loans. We continued to maintain strong asset quality, as non-performing assets to total assets were 0.29% at March 31, 2017.

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

The allowance for loan losses is evaluated on a monthly basis by management and is based upon management’s monthly review of the collectability of the loans in light of known and inherent risks in the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Additionally, as part of the evaluation of the level of the allowance for loan losses, on a quarterly basis management analyzes several qualitative loan portfolio risk factors including, but not limited to, charge-off history, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Loans secured by commercial real estate, multi-family and one- to four-family investment properties generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate, including multi-family and one- to four-family investment properties, are often dependent on successful operation or management of the properties, repayment of such loans may be more affected by adverse conditions in the real estate market or the economy.

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

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Total assets increased $3.3 million, or 1.01%, to $321.9 million at March 31, 2017 from $318.6 million at December 31, 2016. The increase was primarily due to an increase in loans and cash and cash equivalents.

Cash and cash equivalents increased $2.1 million, or 33.0%, to $8.2 million at March 31, 2017 from $6.1 million at December 31, 2016. This temporary increase resulted from the timing of normal cash flows.

Loans, net of allowance for loan losses, increased $2.2 million, or 0.8%, to $279.6 million at March 31, 2017 from $277.4 million at December 31, 2016, due primarily to an increase in residential mortgage loans and commercial loans, partially offset by a decrease in construction loans. Despite the current competitive market, we have decided to maintain our historically high underwriting standards instead of relaxing these standards, and we have not reduced loan rates below levels at which we could not operate profitably.  Residential mortgage loans increased $2.2 million, or 2.1%, to $108.3 million at March 31, 2017 from $106.1 million at December 31, 2016, primarily due to a $2.7 million, or 3.0%, increase in one- to-four family loans to $92.9 million at March 31, 2017 from $90.2 million at December 31, 2016.  Commercial loans increased $3.8 million, or 2.5%, to $151.9 million at March 31, 2017 from $148.1 million at December 31, 2016, primarily due to a $3.2 million, or 15.4%, increase in commercial business loans. Construction loans decreased by $3.9 million, or 15.2%, to $21.3 million at March 31, 2017 from $25.2 million at December 31, 2016, primarily due to a $3.2 million, or 25.6%, decrease in one- to four-family construction loans.

Our total securities portfolio decreased $966,000, or 4.3%, to $21.3 million at March 31, 2017 from $22.3 million at December 31, 2016, due to the principal payments received on mortgage-backed securities.

Deposits remained flat at $240.5 million at March 31, 2017 and December 31, 2016. Money market accounts increased $3.4 million, or 5.3%, to $69.7 million at March 31, 2017 from $66.3 million at December 31, 2016.  Certificates of deposit decreased $3.9 million, or 4.1%, to $89.6 million at March 31, 2017 from $93.5 million at December 31, 2016, primarily due to a $3.2 million, or 12.5%, decrease in certificates of deposit accounts obtained through a broker or listing service.  Demand deposits decreased $294,000, or 0.9%, NOW accounts increased $678,000, or 1.1%, and savings accounts increased $371,000, or 2.3%. Management continues to focus on the generation of core checking accounts.

Total FHLB advances increased $2.7 million, or 6.6%, to $44.6 million at March 31, 2017 compared to $41.9 million at December 31, 2016, primarily due to advances used to fund loan growth. Short-term advances increased $3.7 million and long-term advances decreased $1.0 million during the three months ended March 31, 2017.

Stockholders’ equity increased $247,000, or 0.8%, to $32.4 million at March 31, 2017 from $32.2 million at December 31, 2016. The increase resulted primarily from net income of $278,000 for the three months ended March 31, 2017 and other comprehensive income, partially offset by dividend payments and stock repurchases. Other comprehensive income, net of taxes, of $36,000 reflects the change in net unrealized gains/losses, net of taxes, on securities available for sale from a net unrealized loss of $41,000 at December 31, 2016 to a net unrealized loss of $5,000 at March 31, 2017.  Dividend payments totaled $88,000 for the three months ended March 31, 2017. We repurchased 4,670 shares at an average cost of $25.80 totaling $120,000 during the three months ended March 31, 2017.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated.

	At		At
	March 31,		December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential loans:
One- to four-family	$92,869	32.97%	$90,190	32.27%
Home equity loans and lines of credit	15,468	5.49	15,879	5.68
Total residential mortgage loans	108,337	38.46	106,069	37.95

Commercial loans:
One- to four-family investment property	14,400	5.11	13,081	4.68
Multi-family real estate	30,214	10.73	30,748	11.00
Commercial real estate	83,390	29.60	83,583	29.90
Commercial business	23,851	8.47	20,675	7.40
Total commercial loans	151,855	53.91	148,087	52.98

Construction loans:
One- to four-family	9,368	3.33	12,599	4.51
Multi-family	4,505	1.60	5,725	2.05
Non-residential	7,454	2.65	6,830	2.44
Total construction loans	21,327	7.58	25,154	9.00

Consumer	150	0.05	182	0.07

Total loans	281,669	100.00%	279,492	100.00%

Other items:
Net deferred loan costs	540		484
Allowance for loan losses	(2,642)		(2,605)

Total loans, net	$279,567		$277,371

Asset Quality. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Delinquent loans that are 90 days or more past due and/or on non-accrual status are generally considered non-performing assets.

	At March 31,	At December 31,
	2017	2016
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage loans	$937	$953
Commercial loans	—	—
Construction loans	—	—
Consumer	—	—

Total non-accrual loans	937	953

Non-performing restructured loans	—	—

Total non-performing loans	937	953

Other real estate owned	—	—

Total non-performing assets	$937	$953

Ratios:
Non-performing loans to total loans	0.33%	0.34%
Non-performing assets to total assets	0.29%	0.30%
Allowance for loan losses to non-performing loans	281.96%	273.35%

Total delinquent loans decreased $78,000, from $1.0 million at December 31, 2016 to $939,000 at March 31, 2017, primarily in residential loans.

Non-performing assets totaled $937,000 and $953,000 at March 31, 2017 and December 31, 2016, respectively. Total non-performing assets represented 0.29% and 0.30% of total assets at March 31, 2017 and December 31, 2016, respectively.

Loans classified as substandard increased $537,000, to $3.4 million at March 31, 2017 from $2.9 million at December 31, 2016, primarily in commercial real estate loans and commercial business loans.

The allowance for loan losses increased $37,000 to $2.6 million at March 31, 2017 primarily due to the growth in the commercial loan portfolio. There were $3,000 of loan charge-offs and $1,000 in recoveries for the three months ended March 31, 2017, as compared to no loan charge-offs and $1,000 in recoveries for the same period in 2016. The allowance represented 0.94% and 0.93% of total loans at March 31, 2017 and December 31, 2016, respectively. At these levels, the allowance for loan losses as a percentage of non-performing loans was 281.96% at March 31, 2017 and 273.35% at December 31, 2016.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

General.  Net income increased $198,000, or 247.5%, to $278,000 for the three months ended March 31, 2017, from $80,000 for the three months ended March 31, 2016. The increase in net income was caused by an increase in net interest and dividend income and decreases in the provision for loan losses and non-interest expense, partially offset by a decrease in non-interest income.

Interest and Dividend Income. Interest and dividend income increased $232,000, or 7.3%, to $3.4 million for the three months ended March 31, 2017, primarily due to an increase in interest income on loans. Interest income on loans increased $243,000, or 8.1%, to $3.2 million for the three months ended March 31, 2017, due to a $22.4 million, or 8.6%, increase in the average balance of loans, partially offset by a two basis point decrease in yield to 4.59% for the three months ended March 31, 2017 from 4.61% for the three months ended March 31, 2016.

Interest and dividend income on investment securities decreased $12,000, or 7.8%, to $142,000 for the three months ended March 31, 2017 from $154,000 for the three months ended March 31, 2016, due to a $143,000, or 0.6% decrease in the average balance of investment securities and by an 18 basis point decrease in yield to 2.32% for the three months ended March 31, 2017 from 2.50% for the three months ended March 31, 2016.

Interest Expense. Interest expense increased $88,000, or 15.3%, to $662,000 for the three months ended March 31, 2017 from $574,000 for the three months ended March 31, 2016. Interest expense on deposits increased $83,000, or 20.2%, to $494,000 for the three months ended March 31, 2017 from $411,000 for the three months ended March 31, 2016, due to an increase in the average balance of interest-bearing deposits of $13.3 million, or 6.9%, to $207.3 million for the three months ended March 31, 2017 from $194.0 million for the three months ended March 31, 2016 and an increase in the average rate we paid on interest-bearing deposits to 0.95% for the three months ended March 31, 2017 compared to 0.85% for the three months ended March 31, 2016.  The increase in interest expense on deposits was primarily due to certificates of deposit and money market accounts. Interest expense on certificates of deposit increased $60,000, or 19.6%, to $366,000 for the three months ended March 31, 2017 from $306,000 for the three months ended March 31, 2016 due to an increase in the average balance in certificates of deposit of $8.0 million, or 9.6%, to $91.3 million for the three months ended March 31, 2017 from $83.3 million for the same period in 2016 and by an increase in the average rate we paid on certificates of deposits to 1.60% for the three months ended March 31, 2017 compared to 1.47% for the same period in 2016. Interest expense on money market deposits increased $24,000, or 29.6%, to $105,000 for the three months ended March 31, 2017 from $81,000 for the three months ended March 31, 2016 due to an increase in the average balance in money market deposits of $6.3 million, or 10.4%, to $67.6 million for the three months ended March 31, 2017 from $61.3 million for the same period in 2016 and by an increase in the average rate we paid on money market deposits to 0.62% for the three months ended March 31, 2017 compared to 0.53% for the same period in 2016.

Interest expense on FHLB advances increased $5,000, or 3.1%, to $168,000 for the three months ended March 31, 2017 from $163,000 for the three months ended March 31, 2016. The increase was primarily due to an increase in the average outstanding balance of advances of $4.0 million, or 9.3%, to $47.6 million for the three months ended March 31, 2017 from $43.6 million for the three-month period ended March 31, 2016, partially offset by the average rate we paid, which decreased nine basis points to 1.41% for the three months ended March 31, 2017 compared to 1.50% for the three months ended March 31, 2016. The average outstanding balance of short-term advances increased $7.3 million, or 44.4%, to $23.8 million for the three months ended March 31, 2017 from $16.5 million for the three months ended March 31, 2016 and the average outstanding balance of long-term advances decreased $3.3 million, or 12.2%, to $23.8 million for the three months ended March 31, 2017 from $27.1 million for the same period in 2016. We expect the average balance of short-term FHLB advances to increase in the near term, as we fund current loan demand.

Net Interest and Dividend Income. Net interest and dividend income increased $144,000, or 5.6%, to $2.7 million for the three months ended March 31, 2017 compared to $2.6 million for the three months ended March 31, 2016. The increase in net interest and dividend income was primarily the result of a $3.0 million, or 5.6%, increase in net average interest-earning assets to $56.8 million for the three months ended March 31, 2017, from $53.8 million for the same period in 2016. Our net interest margin may compress in the future due to competitive pricing in our market area and due to a rising interest rate environment.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses quarterly, management analyzes several quantitative and qualitative loan portfolio risk factors including but not limited to, charge-off history over a relevant period, changes in management or underwriting policies, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower and results of internal and external loan reviews. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. After an evaluation of these factors, we recorded a provision for loan losses of $39,000 for the three months ended March 31, 2017, compared to a provision for loan losses of $74,000 for the three months ended March 31, 2016. There were $3,000 in loan charge-offs and $1,000 of recoveries for the three months ended March 31, 2017, as compared to no charge-offs and $1,000 in recoveries for the same period in 2016. The allowance for loan losses was $2.6 million, or 0.94% of total loans and 281.96% of non-performing loans at March 31, 2017, compared to an allowance for loan losses of $2.6 million, or 0.93% of total loans and 273.35% of non-performing loans at December 31, 2016. For additional information please refer to Note 6, Loans and Servicing.

Non-interest Income.  Non-interest income decreased $26,000, or 10.7%, to $216,000 for the three months ended March 31, 2017 from $242,000 for the three months ended March 31, 2016, primarily due to a decrease in gain on sale of SBA loans and customer service fees. There were no gains on sale of SBA loans for the three months ended March 31, 2017, compared to $15,000 during the same period in 2016. Income from customer service fees decreased $19,000, or 10.3%, to $165,000 for the three months ended March 31, 2017 from $184,000 for the three months ended March 31, 2016. The decrease was primarily from a reduction in overdraft fees, ATM service charges, and account service charges. Mortgage banking income, net increased $6,000, or 66.7%, to $15,000 for the three months ended March 31, 2017 from $9,000 for the three months ended March 31, 2016.

Non-interest Expense. Non-interest expense decreased $155,000, or 5.9%, to $2.5 million for the three months ended March 31, 2017, from $2.6 million for the three months ended March 31, 2016, due primarily to decreases in data processing expenses, professional fees, advertising expenses and other general and administrative expenses, partially offset by merger related expenses. Data processing expenses decreased $42,000, or 19.6%, primarily due to a reduction in one-time implementation fees.  Professional fees decreased $87,000, or 29.9%, primarily due to a reduction in the costs associated with enhancements to our regulatory compliance staff and compliance programs made during 2016.  Advertising expenses decreased $84,000, or 96.6%, as no new marketing initiatives have been committed to during the three months ended March 31, 2017.  Other general and administrative expenses decreased $53,000, or 18.1%, to $240,000 for the three months ended March 31, 2017 from $293,000 for the same period in 2016, primarily due to a reduction in recruitment related expenses. Merger related expenses totaled $96,000 during the three months ended March 31, 2017, of which $57,000 were not deductible for income tax purposes.

Income Tax Expense. The income before income taxes of $428,000 resulted in income tax expense of $150,000 for the three months ended March 31, 2017, compared to income before income taxes of $120,000 resulting in an income tax expense of $40,000 for the three months ended March 31, 2016. The effective income tax rate was 35.1% for the three months ended March 31, 2017 compared to 33.3% for the three months ended March 31, 2016. The increase in the effective tax rate was primarily due to an increase in taxable income as a percentage of total income, and $57,000 of merger related expenses that were not tax deductible for income tax purposes, partially offset by an excess tax benefit realized on share based compensation.

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

	Three Months Ended March 31,
	2017			2016
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (2)	$283,146	$3,246	4.59%	$260,704	$3,003	4.61%
Investment securities (1)	24,514	152	2.48%	24,657	163	2.65%
Short-term investments	4,074	7	0.69%	6,035	6	0.40%
Total interest-earning assets	311,734	3,405	4.37%	291,396	3,172	4.35%
Non-interest-earning assets	8,742	—		9,224	—
Total assets	$320,476	3,405		$300,620	3,172

Interest-bearing liabilities:
Savings deposits	$16,331	1	0.02%	$15,720	1	0.03%
NOW accounts	32,062	22	0.27%	33,722	23	0.27%
Money market accounts	67,639	105	0.62%	61,273	81	0.53%
Certificates of deposit	91,251	366	1.60%	83,280	306	1.47%
Total interest-bearing deposits	207,283	494	0.95%	193,995	411	0.85%
FHLB advances	47,647	168	1.41%	43,612	163	1.50%
Total interest-bearing liabilities	254,930	662	1.04%	237,607	574	0.97%
Non-interest-bearing liabilities:
Demand deposits	30,554			27,912
Other non-interest-bearing liabilities	4,012			4,056
Total liabilities	289,496			269,575
Stockholders’ equity	30,980			31,045
Total liabilities and stockholders’ equity	$320,476			$300,620
Net interest-earning assets (3)	$56,804			$53,789
Fully tax-equivalent net interest income		2,743			2,598

Less: tax-equivalent adjustments		(10)			(9)
Net interest income		$2,733			$2,589
Net interest rate spread (1)(4)			3.33%			3.38%
Net interest margin (1)(5)			3.52%			3.57%
Average of interest-earning assets to interest-bearing liabilities			122.28%			122.64%

(1)

Interest and yield on investment securities, interest rate spread and net interest margin are presented on a tax-equivalent basis. Tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of income.  For the three months ended March 31, 2017 and 2016, the yield on investment securities before tax-equivalent adjustments was 2.32% and 2.50%, respectively, and the yield on total interest-earning assets was 4.36% and 4.34%, respectively. Net interest rate spread before tax-equivalent adjustments for the three months ended March 31, 2017 and 2016 was 3.32% and 3.37%, respectively, while net interest margin before tax-equivalent adjustments was 3.51% and 3.55%, respectively.

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

	For the Three Months Ended March 31, 2017
	Compared to the Three Months Ended
	March 31, 2016
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$259	$(16)	$243
Investment securities (1)	(1)	(10)	(11)
Short-term investments	(2)	3	1

Total interest-earning assets	256	(23)	233

Interest-bearing liabilities:
Savings deposits	—	—	—
NOW accounts	(1)	—	(1)
Money market accounts	8	16	24
Certificates of deposit	29	31	60

Total interest-bearing deposits	36	47	83

FHLB advances	15	(10)	5

Total interest-bearing liabilities	51	37	88

Change in net interest income	$205	$(60)	$145

(1)

Municipal securities income and net interest income are presented on a tax-equivalent basis using a tax rate of 34% resulting in an adjustment of $10,000 and $9,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2017, cash and cash equivalents totaled $8.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $18.8 million at March 31, 2017. Our policies also allow for access to the wholesale funds market for up to 40.0% of total assets, or $128.7 million. At March 31, 2017, we had $44.6 million in FHLB advances outstanding, $21.0 million in certificates of deposit obtained through a listing service and $1.2 million in brokered certificates of deposit, allowing the Company access to an additional $61.9 million in wholesale funds based on policy guidelines.

At March 31, 2017 we had $4.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $42.1 million in unadvanced funds to borrowers.

Certificates of deposit due within one year of March 31, 2017 totaled $33.1 million, or 13.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit or other wholesale funding options. Depending on market conditions, we may be required to pay higher rates on such deposits than we currently pay on the certificates of deposit due on or before March 31, 2018. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the FHLB and other wholesale market sources.

Our primary investing activities are the origination and purchase of loans and the purchase of securities. During the three months ended March 31, 2017, we originated $15.3 million in loans and purchased $1.7 million of residential loans. We expect to purchase additional residential mortgages to replace recent residential loan prepayments.

Financing activities consist primarily of activity in deposit accounts and FHLB advances.  We experienced a net increase in total deposits of $22,000 for the three months ended March 31, 2017. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. FHLB advances increased $2.8 million during the three months ended March 31, 2017 due to loan growth. FHLB advances have primarily been used to fund loan demand and deposit outflows. We sold $271,000 of mortgage loans during the three months ended March 31, 2017.

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

At March 31, 2017, Georgetown Bank met each of its capital requirements and was considered “well-capitalized”, and also met each of its capital requirements on a fully phased-in basis, including the capital conservation buffer.

Off-Balance Sheet Arrangements. For the three months ended March 31, 2017, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 1A.Risk Factors

Other than as set forth in prior filings with the Securities and Exchange Commission or this Quarterly Report on Form 10-Q, there have been no material changes to the Risk Factors set forth in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 30, 2017.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

a)	Not applicable.

b)	Not applicable.

c) There were 4,670 shares repurchased during the quarter ended March 31, 2017, not related to a repurchase program.  On July 23, 2013, the Company announced that its Board of Directors had authorized a second repurchase program pursuant to which the Company intends to purchase up to approximately 5.0% of its then issued and outstanding shares, or up to 93,765 shares.  The repurchase program has no expiration date.  As of March 31, 2017, 15,973 shares remain available for repurchase under the repurchase program.

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

Item 6.Exhibits

31.1       Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2       Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32          Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101        The following financial statements from Georgetown Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 12, 2017, formatted in XBRL: (1) Consolidated Statements of Financial Condition, (2) Consolidated Statements of Income, (3) Consolidated Statements of Comprehensive Income,

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

GEORGETOWN BANCORP, INC.
(Registrant)

Date: May 12, 2017	/s/ Robert E. Balletto
Robert E. Balletto
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2017	/s/ Joseph W. Kennedy
Joseph W. Kennedy
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)